Form 10-Q
period 1994-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1995-02-08
CIK 81025

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1994

                              OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ............

                 Commission file number 0-1218


    PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
    (Exact name of registrant as specified in its charter)


           NORTH CAROLINA                56-0233140
   (State or other jurisdiction of   (I.R.S. Employer
    incorporation or organization)   Identification No.)

          400 COX ROAD, P. O. BOX 1398
          GASTONIA, NORTH CAROLINA            28053-1398
   (Address of principal executive offices)   (Zip Code)

                       (704) 864-6731
    (Registrant's telephone number, including area code)

                            NONE
    (Former name, former address and former fiscal year,
               if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $1 par value, outstanding
 at January 31, 1995. . . . . . . . . . . . . . . . 18,462,323

          PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
          ------------------------------------------------------

                             AND SUBSIDIARIES
                             ----------------








                     PART I.   FINANCIAL INFORMATION


     The condensed financial statements included herein have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures herein are adequate to make the information presented not misleading.
It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report on Form 10-K.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                               Three Months Ended                 Twelve Months Ended
                                   December 31                        December 31
                               ------------------                 --------------------
                                 1994      1993                     1994        1993
                               -------    -------                 --------    --------
Operating revenues             $66,835    $71,442                 $269,098    $274,454
Cost of gas                     33,736     41,582                  147,531     161,897
                               -------    -------                 --------    --------
Gross margin                    33,099     29,860                  121,567     112,557
                               -------    -------                 --------    --------
Operating expenses and taxes:
  Operating and maintenance     11,074     12,093                   48,750      48,165
  Provision for depreciation     4,433      3,801                   15,830      14,477
  General taxes                  3,525      3,761                   14,329      14,224
  Income taxes                   4,229      2,356                   12,013       7,394
                               -------    -------                 --------    --------
                                23,261     22,011                   90,922      84,260
                               -------    -------                 --------    --------
Operating income                 9,838      7,849                   30,645      28,297

Other income, net                   12        667                    3,914         388

Interest deductions              3,187      3,500                   12,936      13,920
                               -------    -------                 --------    --------
Net income                     $ 6,663    $ 5,016                 $ 21,623    $ 14,765
                               =======    =======                 ========    ========

Average common shares
 outstanding                    18,292     16,079                   17,566      15,928

Earnings per share                $.36       $.31                    $1.23        $.93


Cash dividends declared
 per share                       $.205     $.1975                    $.805      $.7825

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                    Dec 31     Sep 30      Dec 31
                                                     1994       1994        1993
                                                   --------   --------    --------
Gas utility plant                                  $532,994   $520,209    $485,634
  Less - Accumulated depreciation                   156,221    153,308     144,217
                                                   --------   --------    --------
                                                    376,773    366,901     341,417
                                                   --------   --------    --------
Non-utility property, net                               889        251       9,664
                                                   --------   --------    --------
Current assets:
  Cash and temporary investments                      5,047      2,534       3,679
  Restricted cash and temporary investments           1,422     12,731       7,646
  Receivables, less allowance for
   doubtful accounts                                 30,016     16,649      32,200
  Materials and supplies                              5,531      6,131       7,488
  Stored gas inventory                               12,998     14,276      12,305
  Deferred gas costs, net                               822        734      12,598
  Prepayments and other                               2,389      2,572       2,647
                                                   --------   --------    --------
                                                     58,225     55,627      78,563
                                                   --------   --------    --------
Deferred charges and other assets                     6,225      5,160       2,326
                                                   --------   --------    --------
  Total                                            $442,112   $427,939    $431,970
                                                   ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                            $ 18,301   $ 18,212    $ 16,103
   Capital in excess of par value                   101,556    100,201      73,115
   Retained earnings                                 45,027     42,142      37,913
                                                   --------   --------    --------
                                                    164,884    160,555     127,131
  Long-term debt                                    109,380    113,680     124,220
                                                   --------   --------    --------
                                                    274,264    274,235     251,351
                                                   --------   --------    --------
Current liabilities:
  Maturities of long-term debt                        9,540      5,240       5,538
  Accounts payable                                   26,353     15,656      32,946
  Accrued taxes                                       5,334      5,787       3,528
  Customer prepayments and deposits                   7,200      5,570       6,769
  Cash dividends and interest                         5,358      4,973       4,922
  Restricted supplier refunds                         1,422     12,731       7,646
  Other                                              11,925     11,665       6,823
                                                   --------   --------    --------
                                                     67,132     61,622      68,172
  Interim bank loans                                 31,000     23,000      44,000
                                                   --------   --------    --------
                                                     98,132     84,622     112,172
                                                   --------   --------    --------
Accrued pension cost                                 15,386     15,532      14,026

Deferred investment tax credits                       4,968      5,081       5,377

Deferred income taxes                                49,362     48,469      49,044
                                                   --------   --------    --------
  Total                                            $442,112   $427,939    $431,970
                                                   ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                 December 31
                                             -------------------
                                               1994      1993
                                              -------   -------
Balance beginning of period                   $37,913   $40,949
Add - Net income                               21,623    14,765
Deduct - Common stock dividends
          and other                            14,509    17,801
                                              -------   -------
Balance end of period                         $45,027   $37,913
                                              =======   =======


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                             Three Months Ended    Twelve Months Ended
                                                December 31             December 31
                                             ------------------    -------------------
                                               1994      1993        1994       1993
                                              -------   -------     -------    -------
Cash Flows From Operating Activities:
  Net income                                  $ 6,663   $ 5,016     $21,623    $14,765
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other           5,215     4,732      19,335     18,198
    Deferred income taxes                         893     2,451         318      1,059
    Gain on sale of propane assets               -         -         (3,128)      -
                                              -------   -------     -------    -------
                                               12,771    12,199      38,148     34,022
    Change in operating assets and
     liabilities:
       Receivables, net                       (13,740)  (17,965)        704     (1,473)
       Inventories                              1,878      (789)      1,263     (3,094)
       Accounts payable                        10,697    15,441        (345)    (2,154)
       Accrued pension cost                      (146)      502       1,361      2,576
       Other                                      825    (8,551)      9,995      2,239
                                              -------   -------     -------    -------
                                               12,285       837      51,126     32,116
                                              -------   -------     -------    -------
Cash Flows From Investing Activities:
  Construction expenditures                   (15,322)   (7,712)    (53,079)   (40,573)
  Non-utility and other                        (1,040)     (100)     (1,940)        60
  Proceeds from sale of propane assets           -         -         12,800       -
                                              -------   -------     -------    -------
                                              (16,362)   (7,812)    (42,219)   (40,513)
                                              -------   -------     -------    -------
Cash Flows From Financing Activities:
  Issuance of common stock through public
   offering, net of expenses                     -         -         23,406       -
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       1,277     1,784       6,790      6,875
  Increase (decrease) in interim bank
   loans, net                                   8,000    10,500     (13,000)    18,500
  Retirement of long-term debt,
   preferred and common stock                     (27)     (386)    (10,940)    (6,125)
  Cash dividends                               (2,660)   (3,163)    (13,795)   (12,338)
                                              -------   -------     -------    -------
                                                6,590     8,735      (7,539)     6,912
                                              -------   -------     -------    -------
Net increase (decrease) in cash and
 temporary investments                          2,513     1,760       1,368     (1,485)
Cash and temporary investments
 at beginning of period                         2,534     1,919       3,679      5,164
                                              -------   -------     -------    -------
Cash and temporary investments
 at end of period                             $ 5,047   $ 3,679     $ 5,047    $ 3,679
                                              =======   =======     =======    =======
Cash paid during the period for:
  Interest (net of amount capitalized)        $ 3,720   $ 5,303     $12,551    $13,316
  Income taxes                                  2,443      -         11,371      7,263

                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in PSNC's 1994 Annual Report. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

   PSNC's business is seasonal in nature, therefore the financial results for any interim period are not necessarily indicative of those which may be expected for the annual period.

2. In November 1992, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," that requires employers to adopt accrual accounting for workers' compensation, disability, severance pay, and other benefits provided to former or inactive employees after employment but before retirement.

   PSNC implemented SFAS No. 112 on October 1, 1994. As a result of implementation, PSNC recorded a regulatory asset of $376,164 with a similar increase in an accumulated postemployment compensation liability. In the October 7, 1994 general rate case order, the North Carolina Utilities Commission directed PSNC to amortize the regulatory asset over a three-year period, and approved an ongoing expense level for SFAS No. 112 costs of $59,756.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATION AND FINANCIAL CONDITION

Changes in Results of Operations
- --------------------------------

(Amounts in thousands except
 degree day and customer data)            Three Months Ended December 31
                                      --------------------------------------

                                                            Increase
                                        1994      1993    (Decrease)  %
                                      --------  --------  ---------  ---
Gross margin                          $ 33,099  $ 29,860  $   3,239   11
Less - Franchise taxes                   2,159     2,307       (148)  (6)
                                      --------  --------  ---------
  Net margin                          $ 30,940  $ 27,553  $   3,387   12
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                            4,167     4,667       (500) (11)
  Commercial/small industrial            2,902     3,198       (296)  (9)
  Large commercial/industrial            7,575     7,405        170    2
                                      --------  --------  ---------
                                        14,644    15,270       (626)  (4)
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 1,000     1,318       (318) (24)
  Normal                                 1,264     1,264          -    -
  Percent of normal                         79%      104%

Weather normalization adjustment
  (WNA) revenue, net of tax             $3,521    $  439     $3,082

Customers at end of period:
  Residential                          249,193   237,846     11,347    5
  Commercial/small industrial           29,451    27,978      1,473    5
  Large commercial/industrial              381       377          4    1
                                      --------  --------  ---------
                                       279,025   266,201     12,824    5
                                      ========  ========  =========

        Net margin for the three months ended December 31, 1994 increased $3,387,000 as compared to the same period last year. This increase is attributable to the items shown below:

(Amounts in thousands)
                                       Commercial/     Large
                                         Small       Commercial/
Changes in net margin   Residential    Industrial    Industrial     Other     Total
 due to:                -----------    ----------    ----------    ------    ------
 Changes in rates
  effective 10/94            $2,135          $546         $(387)    $(732)   $1,562
 Customer growth              1,264           307           195      -        1,766
 Other                         -             -              102       (43)       59
                        -----------    ----------    ----------    ------    ------
  Total                      $3,399          $853         $ (90)    $(775)   $3,387
                        ===========    ==========    ==========    ======    ======

        The net increase in rates was offset by a $732,000 refund ordered by the North Carolina Utilities Commission (NCUC) in the October 7, 1994 general rate case order that related to prior period income tax credits taken by PSNC. Other items also include $102,000 specifically related to unauthorized gas usage by certain large/commercial industrial customers during December
1994 that was billed at penalty rates.

(Amounts in thousands except
 degree day data)                          Twelve Months Ended December 31
                                      -----------------------------------------

                                                           Increase
                                        1994      1993    (Decrease)  %
                                      --------  --------  ---------  ---
Gross margin                          $121,567  $112,557  $   9,010    8
Less - Franchise taxes                   8,618     8,792       (174)  (2)
                                      --------  --------  ---------
  Net margin                          $112,949  $103,765  $   9,184    9
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                           18,281    17,922        359    2
  Commercial/small industrial           12,154    11,944        210    2
  Large commercial/industrial           27,827    27,387        440    2
                                      --------  --------  ---------
                                        58,262    57,253      1,009    2
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 3,071     3,462       (391) (11)
  Normal                                 3,341     3,341          -    -
  Percent of normal                         92%      104%

Weather normalization adjustment
  (WNA) revenue, net of tax             $2,944    $   48     $2,896

        Net margin for the twelve months ended December 31, 1994 increased $9,184,000 as compared to the same period last year. This increase is attributable to the items shown below:

(Amounts in thousands)
                                       Commercial/     Large
                                         Small       Commercial/
Changes in net margin   Residential    Industrial    Industrial     Other     Total
  due to:               -----------    ----------    ----------    ------    ------
 Changes in rates
  effective 10/94            $2,135        $  546         $(387)   $ (732)   $1,562
 Customer growth              3,924         1,356           413      -        5,693
 Other                         -             -              800     1,129     1,929
                        -----------    ----------    ----------    ------    ------
  TOTAL                      $6,059        $1,902         $ 826    $  397    $9,184
                        ===========    ==========    ==========    ======    ======

        The twelve-month period reflects the previously mentioned refund, and penalty billings of $800,000 related to unauthorized gas usage by certain large/commercial industrial customers. This period also includes a $1,225,000 increase in margin due to the absence of the write-off of Southern Expansion costs that occurred in July 1993 (see Note 2 to the financial statements in the 1994 Annual Report).

        Operating and maintenance expenses for the three months ended December 31, 1994 decreased 8% as compared to the same period last year. This decrease was partly due to the reversal in the current three-month period of a $750,000 charge to expenses, originally recorded in fiscal 1992, related to the investigation of former manufactured gas plant (MGP) sites. The reversal was made and the charge recorded as a regulatory asset in response to the approval of recovery of these types of prudently incurred costs from customers in PSNC's October 7, 1994 general rate case order (see Note 8 to the financial statements in the 1994 Annual Report). Also contributing to lower expenses for the period was a $299,000 reclassification of certain sales compensation expenses to merchandising and jobbing.

        Depreciation expense increased for the three and twelve months ended December 31, 1994 due to utility plant additions. For the three-month period, general taxes decreased due mainly to decreased franchise taxes, which are based on operating revenues. The decrease in general taxes for the twelve-month period was partially offset by increased property taxes resulting from additions to taxable property and increased property tax rates. The increase in income taxes for both periods is due in part to income tax credits recorded during fiscal 1993 to account for prior year unrecognized tax benefits.

        Other income for the three-month period decreased $656,000 due mainly to the absence of income from PSNC's propane subsidiary that was sold in June
1994. Also contributing was a $131,000 decrease in income from merchandising operations due to the previously mentioned reclassification of certain sales compensation expenses from operating and maintenance expenses. In addition, miscellaneous income for the three-month period decreased $140,000 as compared to the same period last year due to lower interest income on declining balances of deferred gas costs. For the twelve-month period, other income increased $3,524,000 primarily due to the sale of PSNC's propane subsidiary assets and exploration and development assets. As a result of these sales, PSNC recognized after-tax earnings of approximately $1,650,000. Other income during the twelve-month period was also impacted by an increase in income from merchandising operations and an increase in miscellaneous income. Income from merchandising operations rose $858,000 in response to price increases in merchandising activities. Miscellaneous income increased $510,000 due mainly to revenues recorded from capacity release transactions under the terms of an NCUC order dated July 22, 1994, which adopted accounting procedures for these transactions.

     Interest deductions for the three and twelve months ended December 31, 1994 decreased 9% and 7%, respectively. These decreases are due to lower interest expense on declining balances in long-term debt outstanding, and to the transfer of additional interest expense to construction work in progress related to the construction of the Cardinal Pipeline project.

     The average number of common shares outstanding reflects an increase of 14% and 10%, respectively, for the three- and twelve-month periods as compared to the same periods last year. These increases are primarily due to the May 1994 sale of 1,725,000 new shares of $1 par common stock discussed elsewhere in this report.


Changes in Financial Condition
- ------------------------------

        The capital expansion program, through the construction of lines, services, systems, facilities and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1995 construction budget is approximately $54,000,000, compared to actual construction expenditures for fiscal 1994 of $45,469,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the three and twelve months ended December 31, 1994 were $15,322,000 and $53,079,000, respectively, as compared to $7,712,000 and
$40,573,000 for the same periods a year ago. These increases are mainly due to construction expenditures related to the Cardinal Pipeline project. During the three and twelve months ended December 31, 1994, construction expenditures related to the project were $6,979,000 and $16,367,000, respectively. See "Rate Matters" for further discussion.

        PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements.
PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with nine commercial banks which vary monthly depending upon seasonal requirements. For the twelve-month period beginning April 1, 1994, lines of credit with these banks range from a minimum of $20,000,000 to a winter-period maximum of $45,000,000.
PSNC also has uncommitted annual lines of credit with four banks totaling $26,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs.
Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

        PSNC sold an additional 1,725,000 new shares of $1 par common stock through an underwritten public offering during May 1994. The proceeds, net of expenses, were $23,406,000. These proceeds were used to repay all outstanding short-term indebtedness, to redeem the outstanding $3,098,000 of First Mortgage Bonds, 9 7/8% Series H, due 1995, and to help finance a portion of fiscal 1994's construction expenditures.

        The decrease in non-utility property is due to the previously mentioned sale of PSNC's propane subsidiary assets and exploration and development assets.

        At December 31, 1994, restricted cash and temporary investments were $1,422,000, a decrease from $12,731,000 at September 30, 1994. This decrease was due to a deposit of $11,531,000 into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC, dated June 3, 1993, for the purpose of constructing natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve. During January 1995, PSNC received supplier refunds of approximately $1,162,000, which will be held for deposit into the expansion fund at a later date.

        Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to pass through to customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at December 31, 1994 decreased $11,776,000 as compared to the same period last year. This decrease primarily reflects overcollections for commodity gas costs. PSNC will credit customers' bills in February 1995 to refund a portion of these overcollections, and has reduced its rates prospectively in response to recent declines in the price of natural gas.

        Deferred charges and other assets increased $3,899,000 as compared to December 31, 1993. This increase was primarily due to the recording of a $3,705,000 regulatory asset related to the investigation and remediation of former MGP sites (see Note 8 to the financial statements in the 1994 Annual Report). Also contributing to the increase was the recording of a $376,000 transition obligation associated with the implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective October 1, 1994.

        Other current liabilities increased $5,102,000 as compared to December 31, 1993. This increase was due primarily to the accrual of additional MGP investigation and remediation costs of $2,955,000 (see Note 8 to the financial statements in the 1994 Annual Report). Also contributing to the increase were additional costs of $1,115,000 for postretirement benefits, the previously discussed charge of $376,000 for postemployment benefits, and the accrual of the final contractor payment of $820,000 for the Cardinal Pipeline project.

Rate Matters
- ------------

        In March 1994, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC, to construct and operate a 24-inch natural gas pipeline. The pipeline was placed into service on December 31, 1994 and extends 37.5 miles from a connection with Transcontinental Gas Pipe Line Corporation in Rockingham County, North Carolina, to Alamance County, North Carolina, where it connects with an existing pipeline of PSNC and an existing pipeline of Piedmont. Testimony and exhibits were filed with the NCUC on January 11, 1995, for an increase in annual revenues of approximately $3,000,000 to recover costs associated with PSNC's investment. A hearing was held on January 25, 1995, and new rates became effective the following day. As a result, a typical residential customer's bill will increase approximately $.50 per month.

                                                               EXHIBIT 11

                  PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                            COMPUTATION OF EARNINGS PER SHARE
                         (In thousands, except per share amounts)


                                    Three Months Ended          Twelve Months Ended
                                        December 31                 December 31
                                    -------------------         -------------------
                                      1994      1993              1994     1993
                                    --------  --------          --------  --------
Net income                          $  6,663  $  5,016          $ 21,623  $ 14,765
                                    --------  --------          --------  --------

Average common shares outstanding     18,292    16,079            17,566    15,928

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                            50        79                64        83
                                    --------  --------          --------  --------
Average common shares outstanding
 as adjusted                          18,342    16,158            17,630    16,011
                                    --------  --------          --------  --------


Earnings per share, as adjusted        $ .36     $ .31             $1.23     $ .92
                                       =====     =====             =====     =====

<F01>
    This calculation is submitted in accordance with Regulation S-K item 601(b)(11)
although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

        None


Item 2.  Changes in Securities
- ------------------------------

        None


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

        None


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

  None


Item 5.  Other Information
- --------------------------

  On December 30, 1994, the Board of Directors of Tar Heel Energy Corporation approved a change in the subsidiary's name to Clean Energy Enterprises, Inc. The change was made to reflect its realignment from exploration and development activities to participation in the natural gas vehicle market, and its assumption of responsibility for all PSNC vehicle fleet maintenance.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

  (a)    Part I Exhibits:

         11  -   Statement re computation of per share earnings.

         27  -   Financial Data Schedule UT.

  (b)    Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended December 31, 1994.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PUBLIC SERVICE COMPANY
                       OF NORTH CAROLINA, INCORPORATED
                       ---------------------------------------
                                                 (Registrant)





Date 2-08-95           Charles E. Zeigler, Jr.
     -------           ---------------------------------------
                       Charles E. Zeigler, Jr.
                       Chairman, President and
                       Chief Executive Officer




Date 2-08-95           Robert D. Voigt
     -------           ---------------------------------------
                       Robert D. Voigt
                       Senior Vice President - Finance
                       and Treasurer