Form 10-Q
period 1995-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1995-05-12
CIK 81025

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995

                              OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ............

                 Commission file number 1-11429


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

Number of shares of Common Stock, $1 par value, outstanding
 at April 30, 1995 . . . . . . . . . . . . . . . . 18,572,395

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

                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)

                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31             March 31            March 31
                               ------------------   ------------------  -------------------
                                 1995      1994       1995      1994      1995       1994
                               --------  --------   --------  --------  --------   --------
Operating revenues             $112,690  $123,234   $179,525  $194,676  $258,554   $280,422
Cost of gas                      55,238    72,231     88,974   113,814   130,538    164,437
                               --------  --------   --------  --------  --------   --------
Gross margin                     57,452    51,003     90,551    80,862   128,016    115,985
                               --------  --------   --------  --------  --------   --------
Operating expenses and taxes:
  Operating and maintenance      14,211    12,981     25,285    25,074    49,980     48,514
  Provision for depreciation      4,499     3,821      8,932     7,621    16,508     14,816
  General taxes                   5,149     5,475      8,674     9,237    14,003     14,595
  Income taxes                   11,744     9,712     15,973    12,068    14,045      8,688
                               --------  --------   --------  --------  --------   --------
                                 35,603    31,989     58,864    54,000    94,536     86,613
                               --------  --------   --------  --------  --------   --------
Operating income                 21,849    19,014     31,687    26,862    33,480     29,372

Other income (deductions)           (26)    1,291        (14)    1,959     2,596      1,194

Interest deductions               3,320     3,449      6,507     6,949    12,806     13,764
                               --------  --------   --------  --------  --------   --------
Net income                     $ 18,503  $ 16,856   $ 25,166  $ 21,872  $ 23,270   $ 16,802
                               ========  ========   ========  ========  ========   ========
Average common shares
 outstanding                     18,478    16,267     18,385    16,173    18,118     16,047

Earnings per share                $1.00     $1.04      $1.37     $1.35     $1.28      $1.05


Cash dividends declared
 per share                        $.205    $.1975       $.41     $.395      $.82       $.79

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS
                                                    Mar 31     Sep 30      Mar 31
                                                     1995       1994        1994
                                                   --------   --------    --------
Gas utility plant                                  $543,828   $520,209    $495,096
  Less - Accumulated depreciation                   160,254    153,308     147,937
                                                   --------   --------    --------
                                                    383,574    366,901     347,159
                                                   --------   --------    --------
Non-utility property, net                               943        251       9,566
                                                   --------   --------    --------
Current assets:
  Cash and temporary investments                      4,612      2,534       6,728
  Restricted cash and temporary investments           4,055     12,731      11,166
  Receivables, less allowance for
   doubtful accounts                                 28,417     16,649      35,290
  Materials and supplies                              5,566      6,131       6,815
  Stored gas inventory                                6,859     14,276       5,926
  Deferred gas costs, net                              -           734         337
  Prepayments and other                               2,802      2,572       3,134
                                                   --------   --------    --------
                                                     52,311     55,627      69,396
                                                   --------   --------    --------
Deferred charges and other assets                     6,194      5,160       5,212
                                                   --------   --------    --------
  Total                                            $443,022   $427,939    $431,333
                                                   ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                            $ 18,494   $ 18,212    $ 16,282
   Capital in excess of par value                   103,942    100,201      75,569
   Retained earnings                                 59,740     42,142      51,554
                                                   --------   --------    --------
                                                    182,176    160,555     143,405
  Long-term debt                                    109,140    113,680     123,980
                                                   --------   --------    --------
                                                    291,316    274,235     267,385
                                                   --------   --------    --------
Current liabilities:
  Maturities of long-term debt                        9,540      5,240       5,538
  Accounts payable                                   18,175     15,656      23,618
  Accrued taxes                                      12,654      5,787      11,284
  Customer prepayments and deposits                   3,510      5,570       2,770
  Cash dividends and interest                         6,095      4,973       5,581
  Restricted supplier refunds                         4,055     12,731      11,166
  Deferred gas costs, net                             2,415       -           -
  Other                                              11,036     11,665       9,821
                                                   --------   --------    --------
                                                     67,480     61,622      69,778
  Interim bank loans                                 16,500     23,000      25,000
                                                   --------   --------    --------
                                                     83,980     84,622      94,778
                                                   --------   --------    --------
Accrued pension cost                                 12,983     15,532      14,528

Deferred investment tax credits                       4,558      5,081       4,919

Deferred income taxes                                50,185     48,469      49,723
                                                   --------   --------    --------
  Total                                            $443,022   $427,939    $431,333
                                                   ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                  March 31
                                             -------------------
                                               1995      1994
                                              -------   -------
Balance beginning of period                   $51,554   $47,529
Add - Net income                               23,270    16,802
Deduct - Common stock dividends
          and other                            15,084    12,777
                                              -------   -------
Balance end of period                         $59,740   $51,554
                                              =======   =======

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)


                                              Six Months Ended     Twelve Months Ended
                                                  March 31               March 31
                                              -----------------    -------------------
                                               1995      1994        1995       1994
                                              -------   -------     -------    -------
Cash Flows From Operating Activities:
  Net income                                  $25,166   $21,872     $23,270    $16,802
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          10,592     9,495      19,950     18,552
    Deferred income taxes                       1,715     3,130         462        504
    Gain on sale of propane assets               -         -         (3,128)      -
                                              -------   -------     -------    -------
                                               37,473    34,497      40,554     35,858
    Change in operating assets and
     liabilities:
       Receivables, net                       (12,786)  (21,752)      5,444     (1,013)
       Inventories                              7,982     6,263         315     (2,486)
       Accounts payable                         2,519     6,114      (5,443)       361
       Accrued pension cost                    (2,549)    1,004      (1,544)     2,387
       Other                                    7,088     7,643       6,310      3,161
                                              -------   -------     -------    -------
                                               39,727    33,769      45,636     38,268
                                              -------   -------     -------    -------
Cash Flows From Investing Activities:
  Construction expenditures                   (27,185)  (17,708)    (54,947)   (42,355)
  Non-utility and other                        (1,148)     (225)     (1,924)       269
  Proceeds from sale of propane assets           -         -         12,800       -
                                              -------   -------     -------    -------
                                              (28,333)  (17,933)    (44,071)   (42,086)
                                              -------   -------     -------    -------
Cash Flows From Financing Activities:
  Issuance of common stock through public
   offering, net of expenses                     -         -         23,406       -
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       3,862     4,436       6,723      7,345
  Increase (decrease) in interim bank
   loans, net                                  (6,500)   (8,500)     (8,500)    16,500
  Retirement of long-term debt
   and common stock                              (267)     (625)    (10,939)    (6,125)
  Cash dividends                               (6,411)   (6,338)    (14,371)   (12,512)
                                              -------   -------     -------    -------
                                               (9,316)  (11,027)     (3,681)     5,208
                                              -------   -------     -------    -------
Net increase (decrease) in cash and
 temporary investments                          2,078     4,809      (2,116)     1,390
Cash and temporary investments
 at beginning of period                         2,534     1,919       6,728      5,338
                                              -------   -------     -------    -------
Cash and temporary investments
 at end of period                             $ 4,612   $ 6,728     $ 4,612    $ 6,728
                                              =======   =======     =======    =======
Cash paid during the period for:
  Interest (net of amount capitalized)        $ 6,175   $ 8,031     $12,278    $14,588
  Income taxes                                  7,652     3,498      13,082      6,310

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OFRESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations
- --------------------------------
(Amounts in thousands except
 degree day and customer data)           Three Months Ended March 31
                                      ----------------------------------
                                                          Increase
                                        1995      1994   (Decrease)   %
                                      --------  --------  ---------  ---
Gross margin                          $ 57,452  $ 51,003  $   6,449   13
Less - Franchise taxes                   3,624     3,963       (339)  (9)
                                      --------  --------  ---------
  Net margin                          $ 53,828  $ 47,040  $   6,788   14
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                            9,840    10,567       (727)  (7)
  Commercial/small industrial            5,587     5,901       (314)  (5)
  Large commercial/industrial            7,840     6,632      1,208   18
                                      --------  --------  ---------
                                        23,267    23,100        167    1
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 1,720     1,846       (126)  (7)
  Normal                                 1,804     1,804          -    -
  Percent of normal                         95%      102%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                       $1,274   $(1,500)      $2,774  -

Customers at end of period:
  Residential                          251,722   239,946     11,776    5
  Commercial/small industrial           29,903    28,338      1,565    6
  Large commercial/industrial              383       377          6    2
                                      --------  --------  ---------
                                       282,008   268,661     13,347    5
                                      ========  ========  =========

        Net margin for the three months ended March 31, 1995 increased $6,788,000 as compared to the same period last year. This increase is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small       Commercial/
Changes in net margin   Residential    Industrial    Industrial    Other     Total
 due to:                -----------    ----------    ----------    ------    ------
 Changes in rates
  effective 10/94            $4,162        $  868        $ (458)   $ -       $4,572
 Volume variances               601            61           922      -        1,584
 Cardinal Pipeline
  effective 1/95                400           208           150      -          758
 Other                         -             -             -         (126)     (126)
                             ------        ------        ------    ------    ------
  Total                      $5,163        $1,137        $  614    $ (126)   $6,788
                             ======        ======        ======    ======    ======

     Volume variances occurred during the three-month period due to increases in all three customer bases, and to an increase in volumes delivered to certain large commercial/industrial customers due to higher operating levels. PSNC earned net margin from the operation of the Cardinal Pipeline totaling $758,000. The pipeline was placed into service on December 31, 1994. Testimony and exhibits were filed with the North Carolina Utilities Commission (NCUC) on January 11, 1995 to recover costs associated with PSNC's investment. A hearing was held on January 25, 1995, and new rates that increased annual revenues approximately $3,000,000 became effective the following day.

(Amounts in thousands except
 degree day data)                         Six Months Ended March 31
                                      ----------------------------------

                                                          Increase
                                        1995      1994   (Decrease)   %
                                      --------  --------  ---------  ---
Gross margin                          $ 90,551  $ 80,862  $   9,689   12
Less - Franchise taxes                   5,784     6,270       (486)  (8)
                                      --------  --------  ---------
  Net margin                          $ 84,767  $ 74,592  $  10,175   14
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                           14,007    15,235     (1,228)  (8)
  Commercial/small industrial            8,489     9,099       (610)  (7)
  Large commercial/industrial           15,415    14,037      1,378   10
                                      --------  --------  ---------
                                        37,911    38,371       (460)  (1)
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 2,720     3,164       (444) (14)
  Normal                                 3,068     3,068       -       -
  Percent of normal                         89%      103%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                       $4,795   $(1,060)    $5,855    -

     Net margin for the six months ended March 31, 1995 increased $10,175,000 as compared to the same period last year. This increase is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small       Commercial/
Changes in net margin   Residential    Industrial    Industrial   Other      Total
  due to:               -----------    ----------    ----------  ------    -------
 Changes in rates
  effective 10/94            $6,274        $1,411        $ (844)  $ (732)   $ 6,109
 Volume variances             1,949           380         1,107     -         3,436
 Cardinal Pipeline
  effective 1/95                400           208           150     -           758
 Other                         -             -             -        (128)      (128)
                        -----------    ----------    ----------    -----    -------
  Total                      $8,623        $1,999        $  413   $ (860)   $10,175
                        ===========    ==========    ==========   ======    =======

     Volume variances occurred during the six-month period due to the previously mentioned increase in PSNC's customer base and increase in volumes delivered to certain large commercial/industrial customers. The six-month period also reflects a $732,000 refund ordered by the NCUC in the October 7, 1994 rate case order that related to prior period income tax credits taken by PSNC.

(Amounts in thousands except
 degree day data)                        Twelve Months Ended March 31
                                      ----------------------------------

                                                          Increase
                                        1995      1994   (Decrease)   %
                                      --------  --------  ---------  ---
Gross margin                          $128,016  $115,985  $  12,031   10
Less - Franchise taxes                   8,279     8,984       (705)  (8)
                                      --------  --------  ---------
  Net margin                          $119,737  $107,001  $  12,736   12
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                           17,555    19,132     (1,577)  (8)
  Commercial/small industrial           11,839    12,564       (725)  (6)
  Large commercial/industrial           29,035    26,790      2,245    8
                                      --------  --------  ---------
                                        58,429    58,486        (57)   -
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 2,945     3,437       (492) (14)
  Normal                                 3,341     3,341       -       -
  Percent of normal                         88%      103%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                       $5,717   $(1,696)    $7,413    -

     Net margin for the twelve months ended March 31, 1995 increased $12,736,000 as compared to the same period last year. This increase is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small       Commercial/
Changes in net margin   Residential    Industrial    Industrial    Other      Total
  due to:               -----------    ----------    ----------    ------    -------
 Changes in rates
  effective 10/94            $6,274        $1,411       $  (844)   $ (732)   $ 6,109
 Volume variances             2,655           522         1,588      -         4,765
 Cardinal Pipeline
  effective 1/95                400           208           150                  758
 Other                         -             -             -        1,104      1,104
                             ------        ------       -------    ------    -------
  Total                      $9,329        $2,141       $   894    $  372    $12,736
                             ======        ======       =======    ======    =======

     Volume variances occurred during the twelve-month period due to the previously mentioned increase in PSNC's customer base and increase in volumes delivered to certain large commercial/industrial customers. The twelve-month period also reflects the previously mentioned refund ordered by the NCUC, and includes a $1,225,000 increase in margin due to the write-off of Southern Expansion costs that occurred in July 1993 (see Note 2 to the financial statements in the 1994 Annual Report).

     Operating and maintenance expenses for the three, six and twelve months ended March 31, 1995 increased 9%, 1% and 3%, respectively, as compared to the same period last year. The increases reflect higher salary expenses, employee severance expenses related to departmental reorganizations, fees related to listing on the New York Stock Exchange, and expenses for outside consulting services related to information systems and employee benefits. These increases were partially offset by the reclassification of certain sales compensation expenses to merchandising and jobbing. Maintenance expenses for the six and twelve months ended March 31, 1995 decreased due to the $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites, originally recorded in fiscal 1992 (see
Note 8 to the financial statements in the 1994 Annual Report).

     Depreciation expense increased for the three, six and twelve months ended March 31, 1995 due to utility plant additions and to higher depreciation rates approved in the October 1994 general rate case order. The increase in income taxes for the twelve months ended March 31, 1995 is due in part to income tax credits recorded during fiscal 1993 to account for prior year unrecognized tax benefits.

     Other income for the three- and six-month periods decreased $1,317,000 and $1,973,000, respectively, due mainly to the absence of operating income from PSNC's propane subsidiary that was sold in June 1994. Income from merchandising operations decreased due to the previously mentioned reclassification of certain sales compensation expenses from operating and maintenance expenses for all three periods presented. For the twelve-month period, other income increased $1,650,000 due to the sale of PSNC's propane subsidiary assets and exploration and development assets. Other income during the twelve-month period was also impacted by an increase in miscellaneous income. Miscellaneous income increased $614,000 due mainly to income from excess capacity sales.

     Interest deductions for the six and twelve months ended March 31, 1995 decreased 6% and 7%, respectively. These decreases are due to lower interest expense on declining balances in long-term debt outstanding, and to the increase in interest capitalized in connection with construction of the Cardinal Pipeline project.

     The average number of common shares outstanding reflects an increase of 14%, 14% and 13%, respectively, for the three-, six- and twelve-month periods as compared to the same periods last year. These increases are primarily due to the May 1994 sale of 1,725,000 new shares of $1 par common stock discussed elsewhere in this report.


Changes in Financial Condition
- ------------------------------

     The capital expansion program, through the construction of lines, services, systems, facilities and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1995 construction budget is approximately $54,000,000, compared to actual construction expenditures for fiscal 1994 of $45,469,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the six and twelve months ended March 31, 1995 were $27,185,000 and $54,947,000, respectively, as compared to $17,708,000 and
$42,355,000 for the same periods a year ago. These increases are mainly due to construction of the Cardinal Pipeline project. During the six and twelve months ended March 31, 1995, construction expenditures related to the project were $7,224,000 and $15,051,000, respectively.

     PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with eight commercial banks which vary monthly depending upon seasonal requirements. For the twelve-month period beginning April 1, 1995, lines of credit with these banks range from a minimum of $22,000,000 to a winter-period maximum of $72,000,000. PSNC also has uncommitted annual lines of credit with three of these banks totaling $21,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

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

     The decrease in non-utility property is due to the previously mentioned sale of PSNC's propane and exploration and development assets.

     At March 31, 1995, restricted cash and temporary investments were $4,055,000, a decrease from $12,731,000 at September 30, 1994. This net decrease was due to the deposit of $11,531,000 into the expansion fund in the Office of the State Treasurer during December 1994. This fund was created by an order of the NCUC, dated June 3, 1993, for the purpose of constructing natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve. During the current three-month period, PSNC received supplier refunds of $2,596,000 that will be held for deposit into the expansion fund at a later date.

     Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to pass through to customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs decreased $3,149,000 and $2,752,000, respectively, for the six and twelve months ended March 31, 1995. These decreases primarily reflect overcollections for demand and storage gas costs, along with an increase in net deferred income related to PSNC's capacity release transactions. These deferrals were offset by an $8,000,000 refund credited to customers' bills during February 1995 for overcollections of commodity gas costs.

     Deferred charges and other assets increased $982,000 as compared to March 31, 1994. This increase was primarily due to the recording of an additional $750,000 regulatory asset related to the investigation and remediation of former MGP sites (see Note 8 to the financial statements in the 1994 Annual Report). Also contributing to the increase was the recording of a $376,000 transition obligation associated with the implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective October 1, 1994.

     The decrease in accrued pension cost is due to the March 1995 pension contribution payment of $2,388,000 for the 1993-1994 pension plan year.

                         PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                    COMPUTATION OF EARNINGS PER SHARE
                                 (In thousands, except per share amounts)


                                    Three Months Ended  Six Months Ended  Twelve Months Ended
                                         March 31           March 31            March 31
                                    ------------------ ------------------ -------------------
                                      1995      1994     1995      1994     1995      1994
                                    --------  -------- --------  -------- --------  --------
Net income                          $ 18,503  $ 16,856 $ 25,166  $ 21,872 $ 23,270  $ 16,802
                                    --------  -------- --------  -------- --------  --------

Average common shares outstanding     18,478    16,267   18,385    16,173   18,118    16,047

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                            59        69       52        72       52        75
                                    --------  -------- --------  -------- --------  --------
Average common shares outstanding
 as adjusted                          18,537    16,336   18,437    16,245   18,170    16,122
                                    --------  -------- --------  -------- --------  --------


Earnings per share, as adjusted        $1.00     $1.03    $1.36     $1.35    $1.28     $1.04
                                       =====     =====    =====     =====    =====     =====

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

        None.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

  At the Annual Meeting of Shareholders held on January 27, 1995, the following members were reelected to serve on the Board of Directors for three years or until their successors are elected and qualified.


        Director          Votes in Favor         Votes Withheld
  -------------------     --------------         --------------
  William C. Burkhardt        14,658,093                134,776
  Van E. Eure                 14,533,724                259,145
  William L. O'Brien, Jr.     14,650,788                142,081

  The following eight directors are the other directors whose term of office continued after the meeting:

     William A. V. Cecil, Bert Collins, H. Max Craig, Jr., B. Frank Matthews, II, Plato P. Pearson, Jr., G. Smedes York, Charles E. Zeigler, Jr., and Charles E. Zeigler, Sr.


  The shareholders also ratified the selection of Arthur Andersen LLP as PSNC's independent public accountants for the fiscal year ending September 30, 1995.

         For - 14,663,096    Against - 65,621 Abstain - 64,152


Item 5.  Other Information
- --------------------------

  Effective March 1, 1995, PSNC's common stock began trading on the New York Stock Exchange (NYSE) under the symbol, "PGS." The stock had previously been traded on the NASDAQ National Market System under the symbol, "PSNC."

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

  (a)    Part I Exhibits:

         11  -   Statement re computation of per share earnings.

         27  -   Financial Data Schedule.

  (b)    Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended March 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PUBLIC SERVICE COMPANY
                       OF NORTH CAROLINA, INCORPORATED
                       ---------------------------------------
                                                 (Registrant)





Date 5-12-95           Charles E. Zeigler, Jr.
     -------           ---------------------------------------
                       Charles E. Zeigler, Jr.
                       Chairman, President and
                       Chief Executive Officer




Date 5-12-95           Robert D. Voigt
     -------           ---------------------------------------
                       Robert D. Voigt
                       Senior Vice President - Corporate
                       Development and Chief Financial Officer