Form 10-Q
period 1995-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1995-08-11
CIK 81025

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $1 par value, outstanding
 at July 31, 1995  . . . . . . . . . . . . . . . . 18,669,352

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

                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)

                               Three Months Ended    Nine Months Ended  Twelve Months Ended
                                    June 30               June 30             June 30
                               ------------------   ------------------  -------------------
                                 1995      1994       1995      1994      1995       1994
                               --------  --------   --------  --------  --------   --------

Operating revenues             $ 41,650  $ 48,171   $221,175  $242,847  $252,032   $273,331
Cost of gas                      17,414    25,611    106,389   139,425   122,341    157,275
                               --------  --------   --------  --------  --------   --------
Gross margin                     24,236    22,560    114,786   103,422   129,691    116,056
                               --------  --------   --------  --------  --------   --------
Operating expenses and taxes:
  Operating and maintenance      12,903    12,514     38,188    37,588    50,369     49,164
  Provision for depreciation      4,581     3,642     13,513    11,264    17,447     14,910
  General taxes                   2,819     2,939     11,493    12,176    13,882     14,521
  Income taxes                      338       121     16,310    12,188    14,262      8,661
                               --------  --------   --------  --------  --------   --------
                                 20,641    19,216     79,504    73,216    95,960     87,256
                               --------  --------   --------  --------  --------   --------
Operating income                  3,595     3,344     35,282    30,206    33,731     28,800

Other income                        107     1,587         93     3,546     1,117      3,358

Interest deductions               3,097     3,262      9,604    10,211    12,641     13,703
                               --------  --------   --------  --------  --------   --------
Net income                     $    605  $  1,669   $ 25,771  $ 23,541  $ 22,207   $ 18,455
                               ========  ========   ========  ========  ========   ========
Average common shares
 outstanding                     18,587    17,506     18,452    16,617    18,389     16,456

Earnings per share                 $.03      $.10      $1.40     $1.42     $1.21      $1.12


Cash dividends declared
 per share                       $.2125     $.205     $.6225      $.60    $.8275     $.7975

                            CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                    Jun 30     Sep 30      Jun 30
                                                     1995       1994        1994
                                                   --------   --------    --------
Gas utility plant                                  $554,959   $520,209    $502,728
  Less - Accumulated depreciation                   163,774    153,308     150,474
                                                   --------   --------    --------
                                                    391,185    366,901     352,254
                                                   --------   --------    --------
Non-utility property, net                               949        251         792
                                                   --------   --------    --------
Current assets:
  Cash and temporary investments                      2,581      2,534      14,683
  Restricted cash and temporary investments           4,128     12,731      12,585
  Receivables, less allowance for
   doubtful accounts                                 12,760     16,649      16,064
  Materials and supplies                              5,842      6,131       6,103
  Stored gas inventory                                8,980     14,276      10,848
  Deferred gas costs, net                              -           734        -
  Prepayments and other                               2,882      2,572       2,690
                                                   --------   --------    --------
                                                     37,173     55,627      62,973
                                                   --------   --------    --------
Deferred charges and other assets                     6,199      5,160       5,425
                                                   --------   --------    --------
  Total                                            $435,506   $427,939    $421,444
                                                   ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                            $ 18,603   $ 18,212    $ 18,093
   Capital in excess of par value                   105,346    100,201      98,783
   Retained earnings                                 56,365     42,142      49,514
                                                   --------   --------    --------
                                                    180,314    160,555     166,390
  Long-term debt                                    109,140    113,680     121,180
                                                   --------   --------    --------
                                                    289,454    274,235     287,570
                                                   --------   --------    --------
Current liabilities:
  Maturities of long-term debt                        9,540      5,240       5,240
  Accounts payable                                   13,219     15,656      15,642
  Accrued taxes                                       7,896      5,787       9,908
  Customer prepayments and deposits                   4,855      5,570       3,204
  Cash dividends and interest                         5,526      4,973       5,420
  Restricted supplier refunds                         4,128     12,731      12,585
  Deferred gas costs, net                             1,298       -          1,962
  Other                                              11,952     11,665      11,091
                                                   --------   --------    --------
                                                     58,414     61,622      65,052
  Interim bank loans                                 18,500     23,000        -
                                                   --------   --------    --------
                                                     76,914     84,622      65,052
                                                   --------   --------    --------
Accrued pension cost                                 12,957     15,532      15,029

Deferred investment tax credits                       4,553      5,081       4,908

Deferred income taxes, net                           51,628     48,469      48,885
                                                   --------   --------    --------
  Total                                            $435,506   $427,939    $421,444
                                                   ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                   June 30
                                             -------------------
                                               1995      1994
                                              -------   -------
Balance beginning of period                   $49,514   $44,408
Add - Net income                               22,207    18,455
Deduct - Common stock dividends
          and other                            15,356    13,349
                                              -------   -------
Balance end of period                         $56,365   $49,514
                                              =======   =======


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                              Nine Months Ended    Twelve Months Ended
                                                   June 30               June 30
                                              -----------------    -------------------
                                               1995      1994        1995       1994
                                              -------   -------     -------    -------
Cash Flows From Operating Activities:
  Net income                                  $25,771   $23,541     $22,207    $18,455
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          16,055    14,086      20,821     18,691
    Deferred income taxes, net                  3,159     2,292       2,743     (1,269)
    Gain on sale of propane assets               -       (3,128)       -        (3,128)
                                              -------   -------     -------    -------
                                               44,985    36,791      45,771     32,749
    Change in operating assets and
     liabilities:
       Receivables, net                         2,638    (2,778)      1,894     (1,300)
       Inventories                              5,586     2,053       2,129     (1,658)
       Accounts payable                        (2,437)   (2,065)     (2,423)      (851)
       Accrued pension cost                    (2,575)    1,506      (2,073)     2,198
       Other                                    2,665    10,224        (682)    11,532
                                              -------   -------     -------    -------
                                               50,862    45,731      44,616     42,670
                                              -------   -------     -------    -------
Cash Flows From Investing Activities:
  Construction expenditures                   (39,709)  (27,113)    (58,065)   (42,865)
  Non-utility and other                        (1,520)   (1,030)     (1,298)      (563)
  Proceeds from sale of propane assets           -       12,800        -        12,800
                                              -------   -------     -------    -------
                                              (41,229)  (15,343)    (59,363)   (30,628)
                                              -------   -------     -------    -------
Cash Flows From Financing Activities:
  Issuance of common stock through public
   offering, net of expenses                     -       23,406        -        23,406
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       5,412     5,710       7,000      7,309
  Increase (decrease) in interim bank
   loans, net                                  (4,500)  (33,500)     18,500    (12,500)
  Retirement of long-term debt
   and common stock                              (296)   (3,724)     (7,871)    (6,223)
  Cash dividends                              (10,202)   (9,516)    (14,984)   (12,688)
                                              -------   -------     -------    -------
                                               (9,586)  (17,624)      2,645       (696)
                                              -------   -------     -------    -------
Net increase (decrease) in cash and
 temporary investments                             47    12,764     (12,102)    11,346
Cash and temporary investments
 at beginning of period                         2,534     1,919      14,683      3,337
                                              -------   -------     -------    -------
Cash and temporary investments
 at end of period                             $ 2,581   $14,683     $ 2,581    $14,683
                                              =======   =======     =======    =======
Cash paid during the period for:
  Interest (net of amount capitalized)        $ 9,844   $11,815     $12,164    $13,253
  Income taxes                                 10,669     5,681      13,915      6,912

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations
- --------------------------------
(Amounts in thousands except
 degree day and customer data)               Three Months Ended June 30
                                      -----------------------------------------
                                                           Increase
                                        1995      1994    (Decrease)    %
                                      --------  --------  ---------    ---
Gross margin                          $ 24,236  $ 22,560  $   1,676      7
Less - Franchise taxes                   1,321     1,528       (207)   (14)
                                      --------  --------  ---------
  Net margin                          $ 22,915  $ 21,032  $   1,883      9
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                            2,522     2,546        (24)    (1)
  Commercial/small industrial            1,982     1,982       -         -
  Large commercial/industrial            7,193     7,003        190      3
                                      --------  --------  ---------
                                        11,697    11,531        166      1
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                   216       218         (2)    (1)
  Normal                                   255       255          -      -
  Percent of normal                         85%       85%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                     $  1,005  $    922  $      83

Customers at end of period:
  Residential                          245,510   233,063     12,447     5
  Commercial/small industrial           29,371    27,858      1,513     5
  Large commercial/industrial              388       384          4     1
                                      --------  --------  ---------
                                       275,269   261,305     13,964     5
                                      ========  ========  =========

     Net margin for the three months ended June 30, 1995 increased
$1,883,000 as compared to the same period last year.  This increase in net margin is attributable to the items shown below (in thousands):
                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other     Total
                        -----------    ----------    ----------    ------    ------
 Price variances*-
  General rate increase
   effective 10/94           $1,337        $  187        $ (713)   $ -       $  811
  Cardinal rate increase
   effective 1/95               189           128           205      -          522
 Volume variances, net          370            58           239      -          667
 Other                         -             -             -         (117)     (117)
                             ------        ------        ------    ------    ------
  Total                      $1,896        $  373        $ (269)   $ (117)   $1,883
                             ======        ======        ======    ======    ======

*Includes changes in sales mix.

     Positive volume variances occurred during the three-month period due to increases in all three customer bases, and to an increase in volumes delivered to certain large commercial/industrial customers due to their higher operating levels. For residential and commercial/small industrial customers, the operation of the weather normalization adjustment (WNA) mechanism generally offsets the volume variance related to the effect that weather has on throughput. The Cardinal Pipeline was placed into service on

December 31, 1994. A hearing was held on January 25, 1995, and new rates that increased annual revenues by approximately $3,000,000 became effective the following day.



(Amounts in thousands except
 degree day data)                             Nine Months Ended June 30
                                      -----------------------------------------
                                                           Increase
                                        1995      1994    (Decrease)     %
                                      --------  --------   --------     ---
Gross margin                          $114,786  $103,422  $  11,364      11
Less - Franchise taxes                   7,104     7,798       (694)     (9)
                                      --------  --------  ---------
  Net margin                          $107,682  $ 95,624  $  12,058      13
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                           16,529    17,780     (1,251)     (7)
  Commercial/small industrial           10,471    11,081       (610)     (6)
  Large commercial/industrial           22,608    21,040      1,568       7
                                      --------  --------  ---------
                                        49,608    49,901       (293)     (1)
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 2,936     3,382       (446)    (13)
  Normal                                 3,323     3,323          -       -
  Percent of normal                         88%      102%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                     $  5,800  $   (138) $   5,938


     Net margin for the nine months ended June 30, 1995 increased
$12,058,000 as compared to the same period last year.  This increase in net margin is attributable to the items shown below (in thousands):
                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other      Total
                        -----------    ----------    ----------   -------    -------
 Price variances*-
  General rate increase
   effective 10/94          $ 8,251        $1,720       $(1,557)  $  (732)   $ 7,682
  Cardinal rate increase
   effective 1/95               574           327           355      -         1,256
 Volume variances, net        1,705           323         1,367      -         3,395
 Other                         -             -             -         (275)      (275)
                            -------        ------       -------   -------    -------
  Total                     $10,530        $2,370       $   165   $(1,007)   $12,058
                            =======        ======       =======   =======    =======

*  Includes changes in sales mix.

     Positive volume variances occurred during the nine-month period due to the previously mentioned increase in the customer bases and an increase in volumes delivered to certain large commercial/industrial customers. These positive volume variances further show the impact of the WNA mechanism for PSNC's residential and commercial/small industrial customers, who experienced a decline in throughput during the period. The nine-month period also reflects a $732,000 refund ordered by the North Carolina Utilities Commission (NCUC) in the October 7, 1994 rate case order that related to income tax credits taken in prior periods.

(Amounts in thousands except
 degree day data)                            Twelve Months Ended June 30
                                      -----------------------------------------
                                                           Increase
                                        1995      1994    (Decrease)    %
                                      --------  --------  ---------    ---
Gross margin                          $129,691  $116,056  $  13,635     12
Less - Franchise taxes                   8,072     8,753       (681)    (8)
                                      --------  --------  ---------
  Net margin                          $121,619  $107,303  $  14,316     13
                                      ========  ========  =========

Total volume throughput (DT):
  Residential                           17,531    18,708     (1,177)    (6)
  Commercial/small industrial           11,839    12,367       (528)    (4)
  Large commercial/industrial           29,225    27,060      2,165      8
                                      --------  --------  ---------
                                        58,595    58,135        460      1
                                      ========  ========  =========

Raleigh/Durham area degree days:
  Actual                                 2,943     3,392       (449)   (13)
  Normal                                 3,341     3,341          -      -
  Percent of normal                         88%      102%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                     $  5,800  $   (138) $   5,938

     Net margin for the twelve months ended June 30, 1995 increased
$14,316,000 as compared to the same period last year.  This increase in net margin is attributable to the items shown below (in thousands):
                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other      Total
                        -----------    ----------    ----------    ------    -------
 Price variances*-
  General rate increase
   effective 10/94          $ 8,251        $1,720       $(1,659)   $ (732)   $ 7,580
  Cardinal rate increase
   effective 1/95               574           327           355                1,256
 Volume variances, net        1,394           486         1,772      -         3,652
 Other                         -             -             -        1,828      1,828
                            -------        ------       -------    ------    -------
  Total                     $10,219        $2,533       $   468    $1,096    $14,316
                            =======        ======       =======    ======    =======

*  Includes changes in sales mix.

     Positive volume variances occurred during the twelve-month period due to the previously mentioned increase in the customer bases and an increase in volumes delivered to certain large commercial/industrial customers. These positive volume variances again show the impact of the WNA mechanism for PSNC's residential and commercial/small industrial customers. The twelve-month period also reflects the previously mentioned refund ordered by the NCUC, and includes a $1,225,000 increase in margin due to the write-off of Southern Expansion costs that occurred in July 1993 (see Note 2 to the financial statements in the 1994 Annual Report).

     Operating and maintenance expenses for the three, nine and twelve months ended June 30, 1995 increased 3%, 2% and 2%, respectively, as compared to the same periods last year. These increases reflect higher employee educational expenses and outside consulting services expenses related to information systems and employee benefits. Total payroll decreased in comparison to the same periods last year due to the sale of PSNC's propane operations in June 1994. However, salary expenses included in operating and maintenance increased due to payroll reallocations implemented during November 1994 to standardize labor distributions. The increases for all three periods were partially offset by the reclassification of certain sales compensation expenses to merchandising and jobbing. The nine- and twelve-month periods additionally reflect employee severance expenses related to departmental reorganizations and to fees related to listing on the New York Stock Exchange. The increases for these two periods were partially offset by the $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites, originally recorded in fiscal 1992 (see Note 8 to the financial statements in the 1994 Annual Report). Also offsetting the increases were declines in insurance expenses for the nine and twelve months of $630,000 and $250,000, respectively. These related to health and life insurance refunds received due to favorable experience realized, along with the transfer of a large number of employees to a less-costly health maintenance organization (HMO) provider.

     Depreciation expense increased for the three, nine and twelve months ended June 30, 1995 due to utility plant additions and to higher depreciation rates approved in the October 1994 general rate case order. The increase in income taxes for the nine and twelve months ended June 30, 1995 is due in part to income tax credits recorded in both of the prior year periods.

     Other income for the three, nine and twelve months ended June 30, 1995 decreased $1,480,000, $3,453,000 and $2,241,000, respectively, due mainly to income recognized from the June 1994 sale of PSNC's propane subsidiary assets and exploration and development assets. The after-tax income from the sale of these assets was approximately $1,650,000. In addition, for the nine- and twelve-month periods ending June 30, 1995, other income decreased due to the absence of operating income from the propane subsidiary. These decreases in subsidiary operations for all periods were partially offset by increased agency fee revenues from PSNC's gas marketing subsidiary. Income from merchandising operations decreased due to the previously mentioned reclassification of certain sales compensation expenses from operating and maintenance expenses for all three periods presented. Other income during the twelve-month period was positively impacted by an increase in pipeline capacity sales.

     Interest deductions for the three, nine and twelve months ended June 30, 1995 decreased 5%, 6% and 8%, respectively. These decreases are primarily due to lower interest expense on declining balances in long-term debt outstanding. For the nine- and twelve-month periods, the decrease reflects interest capitalized related to the construction of the Cardinal Pipeline project.

     The change in earnings per share for all three periods reflect an increase of 6%, 11%, and 12% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to the May 1994 sale of 1,725,000 new shares of $1 par common stock.


Changes in Financial Condition
- ------------------------------

     The capital expansion program, through the construction of lines, services, systems, facilities and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1995 construction budget is approximately $54,000,000, compared to actual construction expenditures for fiscal 1994 of $45,469,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the nine and twelve months ended June 30, 1995 were $39,709,000 and $58,065,000, respectively, as compared to $27,113,000 and $42,865,000 for the same periods a year ago. These increases are mainly due to construction of the Cardinal Pipeline project. During the nine and twelve months ended June 30, 1995, construction expenditures related to the project were $7,290,000 and $15,055,000, respectively.

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

     PSNC sold 1,725,000 new shares of $1 par common stock through an underwritten public offering during May 1994. The net proceeds of $23,406,000 were used to repay all outstanding short-term indebtedness, to redeem the outstanding $3,098,000 of First Mortgage Bonds, 9 7/8% Series H, due 1995, and to help finance a portion of fiscal 1994's construction expenditures.

     Cash and temporary investments at June 30, 1995 decreased $12,102,000 from June 30, 1994. The balance at June 30, 1994 included approximately $12,800,000 of proceeds from the sale of PSNC's propane assets during June 1994 that were used to help finance a portion of fiscal 1994's construction expenditures.

     At June 30, 1995, restricted cash and temporary investments were $4,128,000, a decrease from $12,731,000 at September 30, 1994. This net decrease was due to the deposit of $11,531,000 into the expansion fund in the Office of the State Treasurer during December 1994. This fund was created by an order of the NCUC, dated June 3, 1993, for the purpose of constructing natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve. Since December 1994, PSNC has received supplier refunds totaling $2,624,000 that will be held for deposit into the expansion fund at a later date, along with interest earned.

     Net accounts receivable decreased $3,304,000 as compared to June 30, 1994. This decrease was due primarily to decreased revenues billed in June 1995 as compared to June 1994 reflecting a shift from natural gas purchased and then sold to large commercial/industrial customers to transportation only. Transportation customers are billed directly by the supplier for the commodity cost of natural gas transported to them. The decrease in accounts receivable also reflects a decrease in the wholesale cost of gas.

     Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at June 30, 1995 and June 30, 1994 represent net overcollections from customers of $1,298,000 and $1,962,000, respectively, while deferred gas costs at September 30, 1994 denote undercollections of $734,000. Both the nine and twelve months ended June 30, 1995 were affected by an $8,000,000 refund credited to customers' bills during February 1995 for overcollections of commodity gas costs. For the nine-month period, this refund was partially offset by overcollections for demand and storage gas costs. The variance for the twelve-month period additionally reflects a decline in deferred net income related to PSNC's capacity release transactions that was partially offset by a net increase in overcollections for commodity gas costs.

     The decrease in accrued pension cost at June 30, 1995 is due to the March 1995 pension contribution payment of $2,388,000 for the 1993-1994 pension plan year.

                                                                                        EXHIBIT 11

                         PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                    COMPUTATION OF EARNINGS PER SHARE
                                 (In thousands, except per share amounts)



                                    Three Months Ended Nine Months Ended  Twelve Months Ended
                                          June 30           June 30            June 30
                                    ------------------ ------------------ -------------------
                                      1995      1994     1995     1994     1995       1994
                                    --------  -------- --------  -------- --------  --------
Net income                          $    605  $  1,669 $ 25,771  $ 23,541 $22,207   $ 18,455
                                    --------   ------- --------  -------- --------  --------

Average common shares outstanding     18,587    17,506   18,452   16,617   18,389     16,456

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                            50        53       50       83       50         90
                                    --------  -------- --------  -------- -------   --------
Average common shares outstanding
 as adjusted                          18,637    17,559   18,502    16,700  18,439     16,546
                                    --------  -------- --------  -------- --------  --------


Earnings per share, as adjusted        $ .03     $ .10    $1.39     $1.41   $1.20      $1.12
                                       =====     =====    =====     =====   =====      =====


    This calculation is submitted in accordance with Regulation S-K item 601(b)(11)
although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

        None.


Item 2.  Changes in Securities
- ------------------------------

        None.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

        None.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

        None.

Item 5.  Other Information
- --------------------------

        None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

        (a) Part I Exhibits:

            11  -   Statement re: computation of per share earnings.

            27  -   Financial Data Schedule.

        (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed during the three months ended June 30, 1995.

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





Date 8-11-95           Charles E. Zeigler, Jr.
     -------           ---------------------------------------
                       Charles E. Zeigler, Jr.
                       Chairman, President and
                       Chief Executive Officer




Date 8-11-95           Robert D. Voigt
     -------           ---------------------------------------
                       Robert D. Voigt
                       Senior Vice President - Corporate
                       Development and Chief Financial Officer