Form 10-K
period 1995-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1995-12-20
CIK 81025

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                              ________________

                                  FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended September 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

                         Commission file number: 1-11429

            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED (Exact name of registrant as specified in its charter)

                   NORTH CAROLINA                    56-0233140
          (State or other jurisdiction of       (I. R. S. Employer
          incorporation or organization)        Identification No.)

            400 COX ROAD, P. O. BOX 1398
              GASTONIA, NORTH CAROLINA               28053-1398
      (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code: (704) 864-6731

Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK, PAR VALUE $1 PER SHARE
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  NONE

                            ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
                            ______________________

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at November 30, 1995 . . . . . . . . . . . $304,265,169
                          ______________________

Number of shares of Common Stock, $1 par value, outstanding
 at November 30, 1995 . . . . . . . . . . . . . . . . . . . . . 18,765,708

Documents incorporated by reference:

     Portions of the proxy statement dated December 20, 1995, relating to the January 26, 1996 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

    PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                FORM 10-K

                             ANNUAL REPORT TO
                  THE SECURITIES AND EXCHANGE COMMISSION
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                              _____________

                            TABLE OF CONTENTS

Item                                                    Page
----                                                    ----
                                 PART I.

   1.  Business. . . . . . . . . . . . . . . . . . . . .  3
       Executive Officers of the Registrant. . . . . . . 13
   2.  Properties. . . . . . . . . . . . . . . . . . . . 14
   3.  Legal Proceedings . . . . . . . . . . . . . . . . 14
   4.  Submission of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . 15

                                 PART II.

   5.  Market for the Registrant's Common Stock and
        Related Shareholder Matters. . . . . . . . . . . 15
   6.  Selected Financial Data . . . . . . . . . . . . . 16
   7.  Management's Discussion and Analysis of Results
        of Operations and Financial Condition. . . . . . 17
   8.  Financial Statements and Supplementary Data . . . 26
   9.  Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure. . . . . . . 46

                                PART III.

  10.  Directors and Executive Officers of the
        Registrant . . . . . . . . . . . . . . . . . . . 46
  11.  Executive Compensation. . . . . . . . . . . . . . 46
  12.  Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . 47
  13.  Certain Relationships and Related Transactions. . 47

                                 PART IV.

  14.  Exhibits, Financial Statement Schedules and
        Reports on Form 8-K. . . . . . . . . . . . . . . 47
       Signatures. . . . . . . . . . . . . . . . . . . . 54
       Exhibit Index . . . . . . . . . . . . . . . . . . 55

          PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                  PART I
                                  ------
Item 1.  Business
-----------------

General
-------

     Public Service Company of North Carolina, Incorporated (PSNC) is a public utility engaged primarily in selling and transporting natural gas to approximately 285,000 residential, commercial and industrial customers in North Carolina. It was organized as a North Carolina corporation in 1938, and its corporate office is located at 400 Cox Road, P. O. Box 1398, Gastonia, North Carolina 28053-1398, telephone
(704) 864-6731.

     In connection with its natural gas distribution business, PSNC promotes, sells and installs both new and replacement cooking, water heating, laundry, space heating, cooling and humidity control natural gas appliances and equipment. PSNC, through an unregulated subsidiary, provides conversion and maintenance services for natural gas-fueled vehicles (NGVs) in selected cities in and beyond its franchised territory. Through another unregulated subsidiary, PSNC is engaged in the marketing of natural gas to large commercial and industrial customers.

     During fiscal years 1995, 1994 and 1993, no single customer account contributed more than 2% of PSNC's total operating revenues.

     PSNC has no reportable industry segments. Revenues attributable to natural gas distribution, merchandise and jobbing, propane operations, exploration and development and gas marketing and other activities for each of the fiscal years in the three-year period ended September 30, 1995 were as follows (in thousands):

                                        1995       1994       1993
                                      --------   --------   --------
Natural Gas Distribution(1)           $247,893   $273,705   $279,989
Merchandise and Jobbing(2)               8,675      8,135      8,692
Propane Operations(3)                     -         9,090      9,662
Exploration & Development(3)              (171)     1,547        535
Gas Marketing/Other Activities(1)        8,827      7,654        157
                                      --------   --------   --------
Total                                 $265,224   $300,131   $299,035
                                      ========   ========   ========

------------
   (1) See "Results of Operations" on page 17 of this annual report.
   (2)  Primarily the sale and installation of gas appliances.
   (3) Effective June 29, 1994, PSNC sold its propane operations to Empiregas, Inc. During June 1994, PSNC sold PSNC Production Corporation's exploration and development properties.

Service Territory
-------------------

   PSNC's 26-county franchised service territory includes Raleigh, Durham and the Research Triangle Park area in the northcentral portion of the state; this area accounts for approximately 60% of PSNC's customers and 51% of its throughput (total gas sales and transportation) in fiscal 1995. PSNC's central area includes the cities of Gastonia, Concord and Statesville which are located in the greater Charlotte metropolitan area; this area accounts for 28% of PSNC's customers and 33% of its throughput. PSNC's western area includes Asheville, Hendersonville and Brevard, and accounts for the remaining 12% of customers and 16% of throughput. PSNC's diversified industrial base in its service territory includes manufacturers of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a
variety of food and tobacco products.   PSNC's utility operations are
regulated by the North Carolina Utilities Commission (NCUC).

   Over 2.3 million people reside in PSNC's franchised territory.
During the past three fiscal years, PSNC has added approximately 36,300 new customers to its natural gas transmission and distribution systems. Of those customers, 32,700 were residential, 2,400 were commercial and 1,200 were industrial. The resulting 5% average annual growth rate is nearly three times the national industry average. PSNC's average annual customer growth rate since fiscal 1985 has been 5.3%. PSNC attributes this growth rate to two primary factors:

   - The continued expansion by PSNC of its transmission and distribution systems to enable it to reach new customers in its relatively unsaturated service territory. The population in PSNC's franchised territory has grown faster than the national average in recent years and PSNC estimates that it serves approximately one-third of that population.

   - The continued growth of the North Carolina economy, including areas within PSNC's service territory. Also, the State's relatively low unemployment rate has been below the national average in recent years.


Business Strategy
------------------

   PSNC is expanding its transmission and distribution systems to deliver more natural gas throughout its service territory. Of its total construction expenditures of $61.1 million in fiscal 1995, $45.5 million in fiscal 1994, and $40.1 million in fiscal 1993, approximately $49.7 million, $39.1 million and $31.6 million, respectively, were expended on the construction of transmission and distribution pipelines.

   PSNC is focusing on the following marketing priorities:

   - Retaining existing customers by marketing the replacement of old appliances and equipment with new gas equipment.

   - Increasing demand for natural gas by marketing additional gas equipment to PSNC's existing customers.

   - Adding new customers either on its existing distribution system or by economical short distribution main extensions.

   In addition, PSNC is evaluating the introduction of emerging gas technologies as a way to increase the long-term demand for natural gas. PSNC has identified the conversion of gasoline-fueled vehicles to NGVs as an opportunity to increase the demand for natural gas in the future. PSNC was the first local distribution company (LDC) in North Carolina to offer NGV conversions to the public and private sectors. PSNC also has identified natural gas cooling technology as an opportunity to increase the demand for natural gas and has begun marketing such technology. The implementation in 1992 of the Federal Energy Regulatory Commission
(FERC) Orders 636, 636-A and 636-B created new off-system marketing opportunities for PSNC and its marketing affiliate.

   PSNC's internal focus has been to streamline its organizational structure and improve the performance of management and employees. In fiscal 1993, PSNC completed the process of streamlining the management of its operations and engineering departments by moving many operating decisions to the area offices. PSNC has also focused on increasing employee efficiency, improving its average number of customers per employee ratio over the last three years from 217 at September 30, 1992 to 247 at September 30, 1995.

Gas Supply
----------

   As a result of FERC Orders 636, which restructured the interstate natural gas transportation industry, PSNC's gas purchasing practices have changed significantly during the past few years. Effective August 1, 1991, PSNC's primary pipeline supplier, Transcontinental Gas Pipe Line Corporation (Transco), became the first major pipeline to offer unbundled open-access transportation and storage services. The primary advantage is that PSNC now manages its gas supply, transportation and storage service requirements rather than utilizing a pipeline supplier whose service options are bundled together and then offered as a single city gate sales service. Unbundled open-access transportation and storage services, however, do shift the risk of ensuring an adequate supply of gas from the interstate pipelines to LDCs.

   The FERC approved Transco's restructuring settlement effective November 1, 1993 and essentially preserved Transco's existing firm service settlement with PSNC. PSNC has not experienced any material adverse effect on its financial position or results of operations as a result of the Order. Further, management believes it will provide gas services marketing opportunities both on and off the existing pipeline system for PSNC and its subsidiaries which should provide an overall net benefit to PSNC.

   PSNC purchases for resale most of the natural gas that it delivers (throughput) to its customers. The balance of its throughput is natural gas purchased by certain large volume commercial and industrial customers directly from various producers and marketers. This gas is transported to these customers by PSNC at a rate which enables PSNC to earn a margin equivalent to that which it would have earned by selling the same quantity of gas to these customers. Quantities of transported gas represented approximately 38%, 26%, and 8% of PSNC's total volume throughput for fiscal 1995, 1994 and 1993, respectively.

   Management believes that PSNC's gas supply portfolio will enable it to continue to provide secure service on a cost-competitive basis. This balance of security and cost control, along with flexibility to adapt to changing conditions, is achieved through a mix of long-term contractual obligations, coupled with short-term or spot market purchases. PSNC's utility gas purchasing practices are reviewed annually by the NCUC.

   The following table summarizes the natural gas supply sources and transportation arrangements available to PSNC under contract with Transco and CNG Transmission Company (CNG). All amounts are shown in dekatherms (DT), a unit of heating value equal to one million British Thermal Units (BTU). PSNC's backhaul arrangement with CNG makes available additional daily capacity of 30,000 DT and is for a combination of storage and firm transportation. Natural gas purchased by PSNC from other sources is transported by Transco and CNG. Natural gas purchased directly from Transco accounted for 28% and 30%, respectively, of PSNC's supply in fiscal 1995 and 1994.

                              Daily                 Contract
                             Deliver-    Annual    Expiration
  Type of Contract           ability    Quantity      Date
--------------------------   --------  ----------  ----------
Firm Sales Service (1)(4)      41,928  15,303,720    3/31/96
Firm Sales Service (1)         41,928  15,303,720    3/31/01
Firm Transportation           164,151  59,915,115    1/31/12
Firm Transportation             5,175   1,888,875   10/31/07
Incremental Firm
 Transportation                 2,264     826,360    3/16/98
Winter Firm Transportation
 (December 1 through
  February 28)                  4,347     391,230    7/31/11
Southern Expansion Firm
 Transportation:
   November and March          35,397
   December through February   39,330   5,698,917   10/31/05
Southeast Expansion Firm
  Transportation:
   Phase 1                      6,064   2,213,360   11/01/14
   Phase 2 (3)                 20,759   7,577,035   11/01/15
   Phase 3 (3)                 17,804   6,498,460   11/01/15
CNG Firm Transportation        30,000  10,950,000      (2)
------------
     (1) These are separate and concurrent contracts.
     (2) These represent multiple contracts which expire on dates ranging from 10/31/99 to 3/31/13.
     (3) Phase 2 was effective November 1, 1995; Phase 3 will be effective November 1, 1996.
     (4) PSNC intends to renew this contract for a one-year period ending 3/31/97.

  As discussed further in Note 2 to the financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. The Cardinal pipeline was placed into service in December 1994 and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. The NCUC granted an increase in annual revenues of $3,063,000 to recover PSNC's cost of the investment, effective January 26, 1995. In September 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form a limited liability company (LLC) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will be extended 65 miles from Burlington to a point southeast of Raleigh and will add 140 million cubic feet per day of additional firm capacity. A definitive agreement was signed on December 6, 1995. The LLC plans to request appropriate regulatory authorization in the fall of 1996 to extend the existing pipeline, and subject to the approval of appropriate state and federal agencies, construction is scheduled to begin in early 1999. The facilities are expected to be in service on or before November 1, 1999.

  To balance peak winter demands of residential and commercial customers with their much-reduced summer usage, PSNC uses underground natural gas storage services and liquefied natural gas (LNG) peaking facilities. During periods of reduced usage, PSNC purchases natural gas to replenish the LNG facilities owned by PSNC and used under contract storage services from its pipeline suppliers. The ability to maintain maximum delivery from these storage facilities for an extended period of time is limited. Information about PSNC's storage arrangements is shown in the following table.

                           Daily                 Contract
                          Deliver-              Expiration
    Storage Facility      ability    Capacity      Date
------------------------- --------   ---------  ----------
CNG General Storage         11,669     696,000    3/31/13
Transco General Storage     33,218   1,923,485    3/31/13
Transco Washington
 Storage (1)                32,870   2,794,500    3/31/98
Transco LNG Storage          5,175      25,875      (3)
Transco Eminence Storage    29,514     245,297    3/31/13
PSNC LNG Storage (2)       100,000   1,040,000      N/A
NCNG Peaking Supply         15,000     225,000   10/31/96
------------
   (1)  No peak day delivery assured by contract.
   (2)  Amounts shown represent maximum peak day capacity.
   (3) This contract has expired; however, its renewal is currently being negotiated with Transco. In the interim, this service is available to PSNC under the same terms and conditions contained in the expired agreement.

   As discussed further in Note 2 to the financial statements, PSNC has signed a letter of intent with the Pine Needle LNG Company, LLC (Pine Needle), to add PSNC's subsidiary, PSNC Blue Ridge Corporation, as an owner of Pine Needle. Pine Needle, originally formed by subsidiaries of Transco and Piedmont, has sought approval from the FERC to construct, own and operate an LNG peak demand facility in North Carolina. A subsidiary of Transco will serve as the operator.

PSNC Blue Ridge will own 17 percent of Pine Needle and PSNC will have the right to use 25 percent of the facility's gas storage capacity and withdrawal capabilities. The facility will be located near Transco's main transmission pipeline northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. A project application was submitted to the FERC in early November 1995 and, pending FERC approval, construction will begin in early 1997. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season.

Competition
-----------

   Although PSNC is the sole distributor of natural gas in its service area, it faces competition from suppliers of alternate fuels and other types of energy. Competition is strongest for sales to large volume commercial and industrial customers having alternate fuel capability but exists for all other customer classes as well.

   During fiscal 1995, approximately 40% of gas delivered by PSNC was delivered to large volume commercial and industrial customers having alternate fuel capability. The primary alternate fuels available to these customers are fuel oil and propane, and to a lesser extent coal and combustible wood products. The NCUC has approved a rate structure that allows PSNC to negotiate reduced rates in order to match the cost of alternate fuels to individual customers and recover the lost margin from other classes of customers. PSNC anticipates that the need to negotiate reduced rates with these customers will continue.

   Electricity is the primary competition to natural gas in the residential and commercial markets where the predominate uses of energy are for space heating, water heating and cooking. Currently, natural gas enjoys a competitive price advantage over electricity for these purposes, enabling PSNC in recent years to obtain a significant share of the new residential construction in its service area where natural gas is available.

Regulation and Rates
--------------------

   PSNC's natural gas transmission and distribution business is subject to regulation by the NCUC, including rates, issuance of securities, adequacy of service, safety standards, extension and abandonment of facilities, accounting and depreciation rates. The NCUC has seven commissioners appointed by the Governor of North Carolina for staggered eight-year terms. The NCUC granted PSNC's most recent general rate increase of $10,763,000 of additional annual revenues on October 7, 1994. The order allowed PSNC an opportunity to earn 11.87% on common equity and a 10.51% overall return on its net utility investment, as compared to 12.9% and 11.1% respectively, in its November 1991 rate order.

   PSNC's rates include a weather normalization adjustment mechanism
(WNA). The WNA was initially approved in PSNC's general rate case order in November 1991 and is in effect for bills rendered during the period from November 1 through April 30 of each year. The WNA applies only to residential and small general service rates and affects only the non-gas portion of PSNC's rate. Sales to large-volume customers are not normalized because natural gas usage for such customers is significantly less weather-sensitive. The WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. This prevents the under- or over-collection of non-gas costs due to variations in the quantity of natural gas delivered when weather deviates from normal. The WNA does not change the seasonality of PSNC's earnings and cash flow; however, it does reduce fluctuations caused by abnormal weather.

   PSNC also operates under two other rate provisions that serve to reduce fluctuations in PSNC's earnings. First, its Rider D rate mechanism allows PSNC to recover, in any manner authorized by the NCUC, margin losses on negotiated gas sales to large commercial and industrial customers with alternate fuel capability. The Rider D rate mechanism also allows PSNC to recover from customers all prudently incurred gas costs, including changes in natural gas prices. Second, PSNC operates with "full margin" transportation rates. These rates allow PSNC to earn the same margin on gas delivered to customers regardless of whether the gas is sold by PSNC to the customer or is only transported by PSNC.

   PSNC's rates are established using a base cost of gas approved by the NCUC which may be modified periodically due to changes in the market price of natural gas and changes in the rates charged by PSNC's pipeline suppliers. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The rules of the NCUC allow recovery of all prudently incurred gas costs. Also, the NCUC reviews PSNC's gas purchasing practices annually.

   In April 1992, the NCUC adopted rules to implement a program of expansion permitted by an act passed by the North Carolina General Assembly in July 1991. This act permits the establishment of expansion funds to be used by each North Carolina LDC to expand natural gas service to areas which would otherwise not be economically feasible to serve. Separate funds have been established for use solely in each LDC's franchised service territory. Sources for expansion funds may be each LDC's respective supplier refunds, special surcharges or other sources permitted by the NCUC. Subject to the NCUC rules and availability of funds, the LDCs will be allowed to utilize the expansion funds to the extent necessary to make such projects feasible on a net present value basis. The balance of the funding for projects will be supplied by the LDC. Three counties in PSNC's franchised territory are currently unserved along with certain areas in other counties. On June 3, 1993, the NCUC entered an order creating an expansion fund for PSNC in the Office of the State Treasurer. PSNC has received approximately $19,580,000 of supplier refunds and interest earned thereon. The NCUC has approved an expansion project in McDowell County which will require funding from PSNC's expansion fund. The total estimated cost to complete this project is approximately $12.5 million, of which up to $8,193,500 can be used from the fund to finance the project. The project was initiated in December 1995 and is expected to be in service by December 1996. PSNC plans to initiate additional expansion projects in five other counties over an estimated five-year period, subject to approval by the NCUC.

   PSNC currently plans to file a general rate case with the NCUC in the spring of 1996. A general rate order from the NCUC is expected in the fall of 1996.

Franchises
----------

   PSNC holds a certificate of public convenience and necessity granted by the NCUC to provide service in its 26-county service territory. Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without having obtained such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by an LDC and not receiving similar service from another public utility.

   PSNC has nonexclusive franchises from 64 municipalities in which it delivers natural gas. The expiration dates of franchises having specific expiration provisions range from 1996 to 2029. The franchises contain no restrictions of a materially burdensome nature and are adequate for PSNC's business as presently, and as proposed to be, conducted. These franchises have been routinely renewed by the municipalities when they expire. The other communities served by PSNC have not required franchises.

Non-utility Businesses
----------------------

   During fiscal 1995, PSNC continued its gas brokering activities through its subsidiary, PSNC Production Corporation. This rapidly expanding activity now serves over 200 accounts both on and off PSNC's system. Clean Energy Enterprises, Inc. (formerly Tar Heel Energy Corporation) also continued its activities in the refueling of natural gas vehicles and the conversion of gasoline-fueled vehicles to natural gas.

Environmental Matters
---------------------

   PSNC is subject to regulation with regard to environmental matters by various federal, state and local authorities. PSNC owns or has owned portions of six sites in North Carolina on which manufactured gas plants
(MGPs) were formerly operated and one site at which a manufactured gas holder was located. Evaluations have revealed that MGP residuals are present or suspected at each of the sites. PSNC has recorded a total liability of $3,705,000, which represents the minimum amount of the range of $3,705,000 to $50,145,000 expected for investigating and monitoring the extent of environmental degradation and of implementing remedial procedures. See Note 8 to the consolidated financial statements for further details regarding this and other environmental matters related to PSNC.

Employees
---------

   At November 30, 1995, PSNC had 1,121 full-time employees compared with 1,130 at November 30, 1994. PSNC considers its relationship with its employees to be good and has never experienced a strike or work stoppage. PSNC has collective bargaining agreements with International Chemical Workers Union (ICWU) locals representing approximately 360 construction and service employees. In December 1993, these bargaining agreements were renewed for a three-year period.

Seasonality
-----------

     Due to the seasonal nature of PSNC's business, the first six months of its fiscal year are generally the most profitable. During fiscal 1995, the quarters ended December 31 and March 31 together accounted for approximately 75% and 77% of PSNC's natural gas sales revenues and volumes, respectively. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.

OPERATING STATISTICS
--------------------

                                                        For the Fiscal Years Ended September 30,
                                        ------------------------------------------------------------------------
                                            1995           1994           1993           1992          1991
                                        ------------   ------------   ------------   ------------   ------------
OPERATING REVENUES - GAS:
  Residential Sales                     $135,846,213   $137,986,651   $127,119,020   $109,475,477   $ 86,167,749
  Commercial Sales                        57,783,940     67,679,342     66,124,813     57,890,721     47,784,770
  Industrial Sales                        31,483,864     49,970,780     80,861,975     67,125,621     50,363,564
  Gas Transported for Others              21,746,901     17,031,426      4,848,112      4,982,772      8,201,183
  Miscellaneous                            1,032,096      1,036,857      1,035,221        928,751        721,249
                                        ------------   ------------   ------------   ------------   ------------
          Total                         $247,893,014   $273,705,056   $279,989,141   $240,403,342   $193,238,515
                                        ============   ============   ============   ============   ============
GAS SUPPLY (DT):
  Natural Gas Purchased                   37,790,467     47,390,194     54,772,352     51,508,887     42,779,844
  Less Increase (Decrease) in Storage       (257,091)     1,466,236        104,399        (22,568)        (6,633)
  Less Unbilled, Unaccounted For,
   Company Use and Other                   1,979,901      2,156,027      2,166,864      2,182,555      1,538,259
                                        ------------   ------------   ------------   ------------   ------------
          Total Gas Sold                  36,067,657     43,767,931     52,501,089     49,348,900     41,248,218
                                        ============   ============   ============   ============   ============
GAS DELIVERED (DT):
  Residential Sales                       17,566,948     18,781,482     18,058,000     16,092,646     13,817,796
  Commercial Sales                        10,827,444     12,261,918     13,031,684     12,613,272     11,620,849
  Industrial Sales                         7,673,265     12,724,531     21,411,405     20,642,982     15,809,573
  Gas Transported for Others              22,551,006     15,120,391      4,678,292      5,508,225      9,224,627
                                        ------------   ------------   ------------   ------------   ------------
          Total                           58,618,663     58,888,322     57,179,381     54,857,125     50,472,845
                                        ============   ============   ============   ============   ============
NUMBER OF CUSTOMERS (AT YEAR END):
  Residential                                246,868        234,948        222,996        214,153        204,189
  Commercial                                  27,788         25,942         25,688         25,416         24,496
  Industrial                                   2,107          2,249 (2)      1,469 (2)        938            857
                                             -------        -------        -------        -------        -------
          Total                              276,763        263,139        250,153        240,507        229,542
                                             =======        =======        =======        =======        =======
PER RESIDENTIAL CUSTOMER:
  Average Gas Used (DT)                        71.16          79.94          80.98          75.15          67.67
  Average Revenue                            $550.28        $587.31        $570.05        $487.61        $422.00
  Revenue per DT                               $7.73          $7.35          $7.04          $6.49          $6.24

ANNUAL HEATING DEGREE DAYS (1):
  Actual                                       2,954          3,389          3,462          3,181          2,726
  Normal                                       3,341          3,341          3,341          3,359          3,341
  Percent of Normal                               88%           101%           104%            95%            82%


PEAK DAY DELIVERY (DT)                       403,581        420,597        350,131        340,905        356,460

--------------
<F01>
        (1)  Degree day information is based on the Raleigh/Durham area.  Fiscal 1992 reflects an additional day for leap year.
<F02>
        (2)  Increase is attributable to a reclassification of approximately 400 commercial customers to a small industrial classification during fiscal 1994 and fiscal 1993.

                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                                              Date Elected
    Name and Age (1)                 Title (1)                 An Officer
-----------------------    -------------------------------    ------------
Charles E. Zeigler, Jr.    Chairman, President and              11/01/86
 Age - 49                   Chief Executive Officer
John D. Grawe              Senior Vice President -               10/3/94
 Age - 47                   Operations
George F. Kast             Senior Vice President -               8/24/87
 Age - 49                   Information Systems
Jerry W. Richardson        Senior Vice President -               2/23/82
 Age - 50                   Engineering
Fred L. Schmidt            Senior Vice President -               1/04/93
 Age - 54                   Human Resources
Robert D. Voigt            Senior Vice President -               9/01/81
 Age - 44                   Corporate Development and
                            Chief Financial Officer
Franklin H. Yoho           Senior Vice President -               2/01/91
 Age - 36                   Marketing and Gas Supply
Herbert B. Cox             Vice President -                      5/01/90
 Age - 51                   Operations Services
J. Paul Douglas            Vice President -                     12/21/94
 Age - 48                   Corporate Counsel and
                            Secretary
Boyce C. Morrow, Jr.       Vice President -                      3/01/90
 Age - 51                   Governmental Relations
Sharon D. Boone            Controller and                        3/01/95
 Age - 42                   Assistant Secretary
Jack G. Mason              Treasurer                             3/01/95
 Age - 38
--------------
 (1) As of November 30, 1995.

   The present terms of all officers extend to January 26, 1996, the date of the next annual meeting of shareholders and the annual meeting of the board of directors, or until their successors are elected and qualified.

   All of the executive officers have served in executive positions with PSNC for the past five years with the exception of Fred L. Schmidt, Franklin H. Yoho, J. Paul Douglas, John D. Grawe, Sharon D. Boone and Jack
G. Mason.

   Fred L. Schmidt was employed by PSNC on January 4, 1993. Prior to joining PSNC, he was employed by RJR Nabisco, Incorporated in Winston-Salem, North Carolina as Director - Employee Relations, Compensation and Benefits, and Human Resources Information System.

   Franklin H. Yoho was employed by PSNC on January 9, 1989 and previously held the positions of Manager - Gas Supply and Transportation, Vice President - Gas Supply and Transportation, and Vice President - Corporate Development and Gas Supply. Prior to joining PSNC, he was employed by Columbia Gas System Service Corporation as Manager - Market Development.

   J. Paul Douglas was employed by PSNC on December 21, 1994. Prior to joining PSNC, he was employed by Conoco, Inc. as counsel from March 1991 to December 1994, was a partner with the law firm of Katten, Muchin, Zavis and Dombroff from February 1990 to March 1991 and was a partner with the law firm of Grove, Jaskiewicz, Gilliam and Cobert from February 1984 to February 1990. In connection with a divorce proceeding, Mr. Douglas filed a bankruptcy petition in the United States Bankruptcy Court for the Southern District of Texas on June 18, 1991 and was discharged on October 11, 1991.

   John D. Grawe was employed by PSNC on October 3, 1994. Prior to joining PSNC, he was employed by Wisconsin Power and Light Company, most recently serving as Director of Gas Engineering and Operations.

   Sharon D. Boone was employed by PSNC on November 15, 1982. During the past five years, prior to serving as Controller and Assistant
Secretary, Ms. Boone held the positions of Manager - Plant Accounting and Tax Services, Manager - Corporate Accounting, and Director - Corporate Accounting.

   Jack G. Mason was employed by PSNC on July 5, 1979. During the past five years, prior to serving as Treasurer, Mr. Mason held the positions of Assistant Treasurer and Assistant Controller, Assistant Treasurer, and Director - Financial Projects and Assistant Treasurer.

Item 2.  Properties
-------------------

   PSNC owns 690 miles of transmission pipelines of 2 to 24 inches in diameter which connect its distribution systems with the Texas to New York pipeline transmission system of Transco. PSNC also owns 64 percent of the
37.5 miles of transmission pipeline associated with the Cardinal pipeline, as discussed more fully in Note 2 to the financial statements. Transco delivers natural gas to PSNC at various points on Transco's pipeline in North Carolina. Natural gas is distributed by PSNC through its 5,750 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-ways held under easement, license or permit on lands owned by others.

   PSNC's Energy Center, which consists of its LNG liquefaction, storage and vaporization facility, is located on a 70-acre tract of land in Cary, North Carolina.

   PSNC also owns 18 commercial office buildings, a measurement operations center, ten service center buildings, 16 service buildings, and an energy control building; PSNC leases six commercial office buildings for its own use. Two of the service buildings also house newly established training facilities. Another service building is jointly occupied by the NGV conversion facility.

   PSNC's gas utility plant is subject to the lien of the Indenture securing its outstanding first mortgage bonds. At September 30, 1995, PSNC had $3,680,000 of first mortgage bonds outstanding. PSNC retired these bonds effective December 1, 1995, and the lien will be released in December 1995 or early 1996.

Item 3.  Legal Proceedings
--------------------------

        As more fully disclosed in Part I under "Environmental Matters" and in Part II in Note 8 to the financial statements, PSNC owns or has owned portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment, Health and Natural Resources to investigate these sites.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to a vote of PSNC's security holders during the three months ended September 30, 1995.

                                  PART II
                                  -------

Item 5.  Market for the Registrant's Common Stock
-------------------------------------------------
             and Related Shareholder Matters
             -------------------------------

        Effective March 1, 1995 PSNC's common stock began trading on the New York Stock Exchange under the ticker symbol "PGS". PSNC's stock quotations are listed in most publications, including newspapers, as "PubSvcNC" or "PubSNC". Prior to March 1, 1995, PSNC was traded in the over-the-counter market and was included in the NASDAQ National Market System under the symbol "PSNC." At November 30, 1995, there were approximately 11,600 holders of record of PSNC's common stock.

        The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1995 and 1994.

                                      Cash
   Quarter                          Dividends
    Ended       High        Low     Declared
   -------     -------    -------   ---------
    Fiscal
     1995
   -------
    Sep 30     $16 3/4    $14 7/8     $.2125
    Jun 30      16 3/4     14 3/8      .2125
    Mar 31      16 1/2     14          .2050
    Dec 31      15 1/2     13 3/4      .2050

    Fiscal
     1994
   -------
    Sep 30      15 3/4     14 1/4      .2050
    Jun 30      15 3/4     13 1/2      .2050
    Mar 31      17 3/4     14 1/2      .1975
    Dec 31      18 1/4     15 1/2      .1975

   On November 17, 1995 the Board of Directors declared a regular quarterly cash dividend on PSNC's common stock of 21.25 cents per share, payable on January 1, 1996 to shareholders of record on December 11, 1995. PSNC has paid regular quarterly cash dividends on its common stock since 1958, and has increased cash dividends paid to shareholders each calendar year since 1970.

Item 6.  Selected Financial Data
--------------------------------

For the Fiscal Years Ended September 30,                1995        1994        1993        1992        1991
----------------------------------------              --------    --------    --------    --------    --------
Operating revenues (000's)........................    $247,893    $273,705    $279,989    $240,403    $193,239
Gross margin (000's)..............................    $130,828    $118,327    $112,105    $110,003    $ 91,326
Net income (000's)................................    $ 21,421    $ 19,976    $ 14,219    $ 16,750    $ 10,590
Earnings per average common share ................    $   1.16    $   1.17    $    .90    $   1.08    $    .70
Cash dividends declared per common share .........    $   .835    $   .805    $   .775    $   .747    $   .733
Average number of common shares
 outstanding (000's) .............................      18,509      17,012      15,812      15,373      14,928
Capital expenditures (000's)......................    $ 61,119    $ 45,469    $ 40,127    $ 31,055    $ 36,461
Total assets (000's)..............................    $456,995    $427,939    $400,946    $379,770    $352,126
Common equity (000's).............................    $173,372    $160,555    $123,662    $115,069    $104,397
Redeemable preferred stock (000's) (1)............        -           -           -           -       $  1,483
Long-term debt (000's) (1)........................    $100,700    $113,680    $124,518    $130,056    $104,094

--------------
(1) Excludes current maturities.

Item 7.  Management's Discussion and Analysis of Results
-------------------------------------------------------
          of Operations and Financial Condition
          ------------------------------------

Results of Operations
---------------------

Net Margin
----------

For the Fiscal Years Ended September 30,      1995      1994      1993
----------------------------------------    --------  --------  --------
(Amounts in thousands except
 degree day and customer data)

Gross margin                                $130,828  $118,327  $112,105
Less - Franchise taxes                         7,943     8,766     8,966
                                            --------  --------  --------
  Net margin                                $122,885  $109,561  $103,139
                                            ========  ========  ========


Total volume throughput (DT):
  Residential                                 17,567    18,781    18,058
  Commercial/small industrial                 11,855    12,450    11,945
  Large commercial/industrial                 29,197    27,657    27,176
                                              ------    ------    ------
                                              58,619    58,888    57,179
                                              ======    ======    ======

Raleigh/Durham area degree days:
  Actual                                       2,954     3,389     3,462
  Normal                                       3,341     3,341     3,341
  Percent of normal                               88%      101%      104%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                           $  5,800  $   (138) $   (578)

Customers at end of period:
  Residential                                246,877   234,957   223,004
  Commercial/small industrial                 29,497    27,806    26,772
  Large commercial/industrial                    389       376       377
                                             -------   -------   -------
                                             276,763   263,139   250,153
                                             =======   =======   =======


     Total volume throughput and net margin, defined as operating revenues less cost of gas and franchise taxes, are more meaningful comparative statistics than gas sales volumes and operating revenues when analyzing PSNC's utility operating results. This is because certain large-volume customers purchase gas directly from gas producers or other gas suppliers and transport it through PSNC's pipeline system. PSNC's operating revenues and expenses do not include the commodity cost of this transported gas;

however, PSNC earns a margin on the transported gas which is equivalent to the margin that PSNC would earn if it purchased and resold gas to these customers. Also, various temporary collection and refund mechanisms affect both operating revenues and cost of gas equally.

Fiscal 1995
-----------

- Net margin increased by $13,324,000, or 12%, in fiscal 1995 as compared to fiscal 1994 primarily due to rate increases associated with the October 7, 1994 general rate case order and the approval of rates for the Cardinal pipeline effective January 26, 1995. Rate increases that affected PSNC's residential and commercial/small industrial customers account for approximately $11,723,000 of the increase. The volumes of gas delivered to residential and commercial/small industrial customer bases declined 6% and 5%, respectively, due to significantly warmer weather as compared to the prior fiscal year. This decrease was somewhat offset by increases in both customer bases of 5% and 6%, respectively. Net volume-related variances for these customers total approximately $2,956,000, including $5,938,000 related to the operation of the weather normalization adjustment (WNA) mechanism. The volumes of gas delivered to large commercial/industrial customers rose 6% due to a 3% increase in the customer base and to higher operating levels by some of these customers. This volume increase resulted in additional net margin of approximately $1,346,000; however, the increase was offset by a price-related decline of approximately $1,539,000 due to both changes in the sales mix and the general rate case order, and a decline of $430,000 from the prior year in penalty billings for unauthorized gas usage. The twelve-month period also reflects a $732,000 refund ordered by the NCUC in the October 7, 1994 rate case order that related to income tax credits taken in prior periods.

Fiscal 1994
-----------

- Net margin increased by $6,422,000 or 6% in fiscal 1994 as compared to fiscal 1993. This net increase includes the impact of the $1,225,000 write-off of Southern Expansion costs, as discussed in Note 2 to the financial statements, during fiscal 1993. A 5% increase in the residential and a 4% increase in the commercial/small industrial customer bases, as compared to the previous year, generated increases in net margin of $2,937,000 and $1,141,000, respectively. The volumes of gas delivered to residential and commercial/small industrial customers both increased 4% due to the increased customer bases. The WNA decreased net margin by $138,000 for fiscal 1994. Net margin for the large commercial/industrial customer base increased $1,119,000. Total volumes delivered to large commercial/industrial customers increased only 2% due to curtailments of interruptible customers during January 1994's record cold weather; however, volumes delivered to the general service segment of this customer base increased 14%.

Fiscal 1993
-----------

- Net margin increased by $846,000 or 1% in fiscal 1993 as compared to fiscal 1992. This net increase includes the negative impact of the $1,225,000 write-off of Southern Expansion costs. Net margin improved by approximately $1,425,000 and $219,000, respectively, due to the 4% increase in residential and the 3% increase in commercial/small industrial customer bases as compared to the previous year. The increase of 12% and 8%, respectively, in the volumes of gas delivered to higher-margin, weather-sensitive residential and commercial/small industrial customers was caused primarily by weather which was 9% colder than fiscal 1992 and 3% colder than normal. However, the resultant increase in net margin was reduced by the operation of the WNA mechanism which lowered net margin by $578,000. Although throughput to large commercial/industrial customers declined 2% as compared to fiscal 1992, net margin for this customer base increased $427,000 due to higher unit margins attributable to a positive sales mix variance.

Operating Expenses
------------------

     Other operating expenses increased 4% during fiscal 1995. This increase reflects higher salary expenses and the payroll reallocations implemented during November 1994 to standardize labor distributions. Also contributing to the increase were employee severance expenses related to departmental reorganizations, fees related to listing on the New York Stock Exchange, and expenses for outside consulting services related to information systems and employee benefits. These increases were partially offset by the reclassification of certain sales compensation expenses to merchandising and jobbing, and adjustments related to group life insurance and hospitalization insurance due to favorable experience realized by PSNC, along with the transfer of a large number of employees to a less costly health maintenance organization provider.

     The 5% increase in other operating expenses during fiscal 1994 was primarily due to the October 1993 wage increases granted under the new performance-based pay system and rising health insurance costs. Also contributing to the increase were postretirement benefit expenses related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 effective October 1, 1993.

     Other operating expenses increased 13% during fiscal 1993. The fiscal 1993 increase was due to increased expenses for wages, salaries, fringe benefits, outside consulting services and liability insurance. Outside consulting expenses largely reflect charges associated with the development and refinement of PSNC's strategic and operational plans, enhancement of its management practices, and improvements in microcomputer capabilities.

     Maintenance expenses decreased 8% in fiscal 1995 due to the $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites, originally recorded in fiscal 1992 (see Note 8 to the financial statements). Maintenance expenses decreased 5% in fiscal 1994 due to the absence of expenses relating to the overhauling of compressor equipment and maintenance of the LNG storage tank during fiscal

1993. The 7% decrease in fiscal 1993 primarily reflects the absence of the $750,000 accrual for environmental costs in fiscal 1992.

     Depreciation expense for all three fiscal years increased due to plant additions. Depreciation expense for fiscal 1995 also reflected higher depreciation rates approved in the October 1994 general rate case order. General taxes decreased during fiscal 1995 due to a reduction in franchise tax expense reflecting a decrease in revenues. General taxes increased during fiscal 1994 due to increased property tax expense due to an increase in taxable property and higher tax rates. The fiscal 1993 increase in general taxes was due to franchise tax expense reflecting increased revenues in fiscal 1993 over fiscal 1992.

Other Income (Deductions)
------------------------

     Other income (deductions) decreased $4,350,000 during fiscal 1995 due mainly to proceeds received in fiscal 1994 for the sale of PSNC Propane and the absence of operating income from propane operations. Other income (deductions) also decreased due to a loss in merchandise and jobbing largely due to a reclassification of certain sales commission expenses to merchandise and jobbing from operation and maintenance in connection with the October 1994 general rate case order. Also contributing to the decrease was the fiscal 1994 reclassification of income from pipeline capacity sales from operating revenues to other income.

     Other income (deductions) increased $4,836,000 during fiscal 1994 mainly due to income from subsidiary operations and from merchandise and jobbing income. Income from subsidiary operations exceeded fiscal 1993 by $2,845,000 primarily due to the sale of the assets of PSNC Propane Corporation to Empiregas, Inc. of North Carolina. The sale resulted in an after-tax gain of $1,511,000, net of expenses related to terminating the operations, and to after-tax earnings of $810,000 related to gas marketing activities conducted by PSNC Production Corporation. Income from PSNC Propane's operations, net of tax and not including the gain from the asset sale, increased approximately $450,000 as compared to the same period during fiscal 1993. This increase was due to a decreased cost of propane and higher weather-related volumes of propane sold. The June 1994 sale of PSNC Production's remaining exploration and development properties resulted in an after-tax gain of $139,000. Merchandise and jobbing income for fiscal 1994 increased $1,341,000 over fiscal 1993. Although total unit sales decreased, the per unit margin increased due to price changes made in merchandising programs. The previously mentioned reclassification of income from pipeline capacity sales also contributed to the increase.

     In fiscal 1993, other income increased $120,000 due mainly to increased earnings from subsidiary operations. Subsidiary earnings rose primarily due to increased propane gas sales reflecting weather during fiscal 1993 which was 9% colder than fiscal 1992. Increased subsidiary earnings were partially offset by a decrease in other interest income due to lower average balances in the deferred gas account for collections due from customers. Losses from merchandise operations were experienced during fiscal 1993 due to lower margins earned on appliance sales.

Interest Deductions
-------------------

     Interest deductions for fiscal 1995 and fiscal 1994 decreased 3% and 5%, respectively, due mainly to lower interest expense on declining balances in long-term debt. The declining balance in long-term debt is due to sinking fund payments and to the early redemption in May 1994 of the 9 7/8% First Mortgage Bonds due 1995. These decreases were partially offset by increased interest expense due to higher rates on short-term debt related to financing of increased construction activities.

     Interest deductions for fiscal 1993 increased 3% as compared to fiscal 1992 due mainly to increased interest on long-term debt reflecting the issuance of an additional $32,000,000 of debentures in June 1992. This increase was partially offset by a decrease in other interest expense due to a declining balance in the deferred gas cost account for refunds due customers and a reduction in interest on short-term debt due to lower average bank loans outstanding and lower short-term interest rates.

Liquidity and Capital Resources
-------------------------------

     PSNC's primary capital needs are the funding of its continuing construction program and the seasonal funding of its stored gas inventories. PSNC uses short-term bank loans temporarily, together with internally generated funds, long-term debt and equity financing to fund its continuing construction program. PSNC has committed lines of credit with eight commercial banks which vary monthly depending upon seasonal requirements. For the twelve-month period beginning April 1, 1995, lines of credit with these banks range from a minimum of $22,000,000 to a winter-period maximum of $79,000,000. At September 30, 1995, committed lines of credit totaled $52,000,000. PSNC also has uncommitted annual lines of credit with three of these banks totaling $21,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance construction expenditures, stored gas inventories and other corporate needs. At September 30, 1995 and 1994, PSNC's total short-term bank loans outstanding were $51,000,000 and $23,000,000, respectively.

     PSNC sold an additional 1,725,000 new shares of $1 par common stock through an underwritten public offering during May 1994. The proceeds, net of expenses, were $23,406,000. These proceeds were used to repay all outstanding short-term debt, to redeem the remaining $3,098,000 balance of the 9 7/8% First Mortgage Bonds due 1995, and to finance a portion of fiscal 1994's construction expenditures. During both September 1995 and 1994, PSNC made additional payments on its 10% Senior Debentures due 2003 of $2,500,000, the maximum additional annual payment permitted pursuant to the terms of the debenture agreement.

     PSNC also generates equity capital through its dividend reinvestment, employee stock purchase and stock option plans. During fiscal 1995, 1994 and 1993, the dividend reinvestment plan generated $5,069,000, $5,020,000 and $4,952,000, respectively, of additional equity capital. The employee stock purchase plan generated $1,174,000, $1,255,000 and $1,043,000, respectively, of additional equity capital. The stock option plan generated net equity capital of $447,000, $861,000 and $416,000 for the respective three fiscal years.

     The ratio of long-term debt to total capitalization at September 30, 1995 was 36.7% compared to 41.5% at September 30, 1994 and 50.2% at September 30, 1993. PSNC's goal is to maintain a capital structure with a ratio of long-term debt to total capitalization in the 40%-45% range with periodic moderate fluctuations.

     Effective December 1, 1995, PSNC anticipates redeeming the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC will finance this redemption through the use of short-term bank debt. After this series of first mortgage bonds is retired, PSNC will close the original indenture and all supplemental indentures. PSNC currently plans to secure additional long-term debt financing to retire a portion of its then outstanding short-term bank debt in the first half of fiscal 1996. The type of financing and timing of the issuance have not been determined at this time.

     Construction expenditures were $61,119,000, $45,469,000 and $40,127,000 for fiscal 1995, 1994 and 1993, respectively. The fiscal 1995 increase is due mainly to construction costs of $7,332,000 associated with the construction of the Cardinal Pipeline project, and approximately $4,000,000 associated with another transmission project. For fiscal 1996, PSNC's Board of Directors approved a budget of approximately $61,131,000 for PSNC's ongoing construction program.

     As discussed more fully in Note 2 to the financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. The pipeline was placed into service in December 1994 and extends 37.5 miles to provide additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In September 1995, Transcontinental Gas Pipe Line Corporation (Transco), PSNC, Piedmont, and North Carolina Natural Gas Corporation
(NCNG) signed a letter of intent to form a limited liability company (LLC). After receiving North Carolina Utilities Commission (NCUC) approval, the LLC will purchase and extend the existing Cardinal pipeline by approximately 65 miles. The estimated cost of purchasing and extending the pipeline is $97 million. PSNC, through a subsidiary, will own approximately 33% of the new pipeline, and will contribute its net book investment in the existing pipeline plus additional capital of approximately $1 million.

     Pine Needle LNG Company, LLC (Pine Needle), a limited liability company formed by subsidiaries of Transco and Piedmont, signed a letter of intent in September 1995 to add PSNC and NCNG as owners of Pine Needle. Pine Needle will own, build and operate a four billion cubic feet liquefied natural gas (LNG) storage facility near Transco's main line in northwest Guilford County. Pending approval by the Federal Energy Regulatory Commission, construction should begin in early 1997 at an estimated cost of $107 million. The facility is expected to be ready for operation by May 1999. PSNC, through its subsidiary PSNC Blue Ridge Corporation, will own 17% of the facility and PSNC will have the right to use 25% of the facility's gas storage capacity and withdrawal capabilities. At September

30, 1995, PSNC's investment in Pine Needle totaled $708,000. PSNC will make additional capital contributions of approximately $8 million during the construction period.

     As discussed more fully in Note 5 to the financial statements, PSNC and its subsidiaries sponsor a non-contributory defined benefit pension plan covering substantially all employees. Projected fiscal 1996 plan contributions total $2,855,000, which includes estimated quarterly contributions due for the 1996 plan year, in addition to the minimum contribution required for the 1995 plan year.

     Restricted cash and temporary investments and restricted supplier refunds are attributable to refunds of $19,580,000 received from PSNC's pipeline suppliers since fiscal 1992, including interest earned thereon of $1,163,000. The investment and use of these funds have been restricted by an order of the NCUC. These funds are to remain segregated from PSNC's general funds and may be used only for expansion of PSNC's facilities into unserved territories which would otherwise be uneconomical to serve. In an order dated June 3, 1993, the NCUC created an expansion fund for PSNC in the Office of the State Treasurer. Pursuant to the order, approximately $16,528,000 of the restricted funds have been deposited into the expansion fund. The NCUC has approved an expansion project in McDowell County to be funded from PSNC's expansion fund in an amount up to $8,193,500. The project was initiated in December 1995 and is expected to be in service by December 1996. PSNC has scheduled additional expansion projects in five other counties over a projected five-year period, subject to approval by the NCUC.

     Net accounts receivable decreased $3,044,000 as compared to September 1994. This decrease was due primarily to decreased revenues billed in September 1995 compared to September 1994.

     Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected from these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at September 30, 1995 and September 30, 1994 primarily represent undercollections from customers of $3,692,000 and $734,000, respectively.

     Other assets increased $1,419,000 in fiscal 1995 primarily due to the recording of an additional $750,000 to a regulatory asset related to the investigation and remediation of MGP sites, which is discussed more fully later in this section. In addition, PSNC recorded a $376,000 transition obligation associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," effective October 1, 1994. At September 30, 1995, the unamortized balance included in other assets totaled $250,000. Also contributing to the increase was the $708,000 investment in Pine Needle.

     As discussed in Note 8 to the financial statements, PSNC owns or has owned portions of six sites in North Carolina on which MGPs were formerly operated and one site at which a manufactured gas holder was located. Evaluations of these sites have revealed that MGP residuals are present or suspected at each of the sites. The North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) has recommended that no further action be taken with respect to one site. An environmental consulting firm retained by PSNC estimated that the minimum aggregate costs to investigate and monitor the extent of environmental degradation and to implement remedial procedures with respect to the remaining six sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. During October 1994, PSNC entered into an administrative order on consent with NCDEHNR to investigate the Durham, North Carolina site in accordance with standards and methods approved by NCDEHNR. At September 30, 1995, PSNC had recorded a total liability of the minimum amount of the range, or $3,705,000.

     In the general rate order dated October 7, 1994, the NCUC allowed the recovery of incurred MGP costs of approximately $150,000 as a reasonable operating expense to be amortized over a three-year period and ordered PSNC to defer additional MGP costs for consideration in subsequent rate cases. The NCUC concluded that it is proper and in the public interest to allow recovery of prudently incurred clean-up costs from current ratepayers as reasonable operating expenses even though the MGP sites are not used and useful in providing gas service to current customers. However, the order does not allow recovery of carrying costs on deferred amounts. Management intends to request recovery of additional MGP clean-up costs, not recovered from other potentially responsible parties (PRPs), in future rate case filings and believes that all costs deemed by the NCUC to be prudently incurred will be recoverable in gas rates. PSNC is also in discussions with another PRP regarding potential cost-sharing arrangements for investigation and potential remediation costs at four of the sites. At this time, PSNC has not reached a definitive agreement regarding such arrangements.

     The increase in accounts payable at September 30, 1995 as compared to the prior year reflects increased construction expenditures.

     The decrease in accrued taxes at September 30, 1995 as compared to the prior year is primarily due to a decrease in accrued income taxes that includes an overpayment of approximately $2,100,000 for fiscal 1995.

     The increase in cash dividends declared at September 30, 1995 as compared to the prior year is primarily due to the early payment of cash dividends of $1,073,000 during September 1994.

     The increase in interim bank loans at September 30, 1995 as compared to September 30, 1994 is due to an increase in the level of construction expenditures. In addition, short-term indebtedness at September 30, 1994 decreased as compared to the prior year due to the use of a portion of the proceeds of the May 1994 stock sale to pay off all short-term indebtedness then outstanding.

     Deferred credits and other liabilities increased $2,230,000 due mainly to an increase of $4,136,000 related to net deferred taxes, an additional $1,006,000 recorded in fiscal 1995 for postretirement benefits, and the recording of the $376,000 transition obligation associated with the implementation of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective October 1, 1994. These increases were partially offset by a $440,000 decrease in insurance reserves and a $2,601,000 decrease in accrued pension cost due to pension contribution payments made during fiscal 1995. PSNC did not have to fund its pension plan during fiscal 1994 or fiscal 1993.

Effects of Inflation
--------------------

     The margin charged to PSNC's firm gas customers may not be increased without a general rate case. Accordingly, in the absence of authorized rate increases and except for changes in the cost of gas sold, which are passed along to customers on a timely basis through various rate adjustment mechanisms, PSNC must look to performance improvement and higher gas sales volumes to offset inflationary increases in its cost of operations. Current rates only permit PSNC to recover its historical cost of utility plant and give no recognition to the replacement cost of these facilities. PSNC's last general rate case was filed March 9, 1994 and became effective October 7, 1994. Testimony and exhibits were filed with the NCUC on January 11, 1995 for an increase in annual revenues of approximately $3,000,000 to recover costs associated with PSNC's investment in the Cardinal Pipeline.
A hearing was held on January 25, 1995 and new rates became effective on January 26, 1995. Management continually reviews operations and economic conditions to assess the need for filing for general rate relief. PSNC currently plans to file a general rate case with the NCUC in the spring of 1996. A general rate order from the NCUC is expected in the fall of 1996.

Effects of SFAS Nos. 119, 121 and 123
-------------------------------------

     In October 1994, the Financial Accounting Standards Board (FASB) issued its SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." PSNC currently uses derivatives primarily to reduce the level of price volatility of PSNC's gas supply. PSNC plans to adopt this standard on October 1, 1996. Due to its limited use of derivatives, PSNC does not expect the adoption of this statement to materially affect PSNC's financial position or results of operations.

     In March 1995, the FASB issued its SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. PSNC plans to adopt this standard on October 1, 1996. Based on the current regulatory structure in which PSNC operates, PSNC does not expect the adoption of this statement to materially affect PSNC's financial position or results of operations.

     In October 1995, the FASB issued its SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. PSNC will adopt this standard on October 1, 1996. The effect on PSNC's financial position and results of operations of adopting this standard is not known.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

    Public Service Company of North Carolina, Incorporated and Subsidiaries

                        Consolidated Statements of Income

For the Fiscal Years Ended September 30,     1995         1994        1993
---------------------------------------- ------------ ------------ ------------
Operating revenues                       $247,893,014 $273,705,056 $279,989,141
Cost of gas                               117,065,047  155,377,642  167,884,242
                                         ------------ ------------ ------------
Gross margin                              130,827,967  118,327,414  112,104,899
                                         ------------ ------------ ------------
Operating Expenses and Taxes:
  Other operating expenses                 47,006,721   45,123,338   43,129,029
  Maintenance                               4,261,832    4,645,045    4,867,565
  Provision for depreciation               18,156,134   15,197,428   14,092,809
  General taxes                            13,823,123   14,566,009   14,013,564
  Income taxes -
    Federal                                10,776,500    8,031,000    5,917,400
    State                                   2,743,800    2,109,000    1,708,100
                                         ------------ ------------ ------------
     Total operating expenses and taxes    96,768,110   89,671,820   83,728,467
                                         ------------ ------------ ------------
Operating income                           34,059,857   28,655,594   28,376,432
                                         ------------ ------------ ------------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                         18,244       10,431         -
  Merchandise and jobbing                    (333,914)     478,848     (862,611)
  Subsidiary operations, net of
   income taxes                               402,344    3,130,113      285,463
  Interest income and other                   132,543      950,177      310,627
                                         ------------ ------------ ------------
     Total other income (deductions)          219,217    4,569,569     (266,521)
                                         ------------ ------------ ------------
Gross income                               34,279,074   33,225,163   28,109,911
                                         ------------ ------------ ------------
Interest Deductions:
  Interest on long-term debt               11,115,979   12,060,285   12,593,076
  Amortization of debt expense                137,122      146,983      146,263
  Other interest                            1,974,268    1,187,878    1,201,171
  Allowance for borrowed funds used
   during construction                       (369,522)    (146,389)     (49,794)
                                         ------------ ------------ ------------
     Total interest deductions             12,857,847   13,248,757   13,890,716
                                         ------------ ------------ ------------
Net income                                 21,421,227   19,976,406   14,219,195
Dividends on preferred stock                     -            -          35,659
                                         ------------ ------------ ------------
Earnings applicable to common stock      $ 21,421,227 $ 19,976,406 $ 14,183,536
                                         ============ ============ ============

Average common shares outstanding          18,509,049   17,012,261   15,812,050

Earnings per average common share               $1.16        $1.17        $ .90
                                                =====        =====        =====

Cash dividends declared per common share        $.835        $.805        $.775


The accompanying notes to consolidated financial statements are an integral part of these statements.

  Public Service Company of North Carolina, Incorporated and Subsidiaries

                        Consolidated Balance Sheets

September 30,                                     1995         1994
------------------------------------------    ------------ ------------
Assets
------
Gas Utility Plant:
 In service                                   $566,460,339 $508,507,929
 Less - Accumulated depreciation               166,506,014  153,308,552
                                              ------------ ------------
 Net plant in service                          399,954,325  355,199,377
 Construction work in progress                   7,484,772   11,701,126
                                              ------------ ------------
                                               407,439,097  366,900,503
                                              ------------ ------------
Non-utility Property, net of
 accumulated depreciation (1995 -
 $148,864 and 1994 - $106,959)                     801,118      251,058
                                              ------------ ------------
Current Assets:
 Cash and temporary investments                    993,086    2,534,220
 Restricted cash and temporary investments       4,215,146   12,731,385
 Receivables, less allowance for
  doubtful accounts (1995 - $2,037,855
  and 1994 - $1,467,887)                        13,604,584   16,648,707
 Inventories, at average cost -
  Materials, supplies and merchandise            5,576,801    6,131,590
  Stored gas                                    12,141,033   14,276,322
 Deferred gas costs, net                         3,692,135      733,626
 Prepayments                                     2,088,850    2,571,714
                                              ------------ ------------
                                                42,311,635   55,627,564
                                              ------------ ------------
Deferred Charges and Other Assets:
 Debt expense                                      884,392    1,021,514
 Other                                           5,558,331    4,138,588
                                              ------------ ------------
                                                 6,442,723    5,160,102
                                              ------------ ------------
                                              $456,994,573 $427,939,227
                                              ============ ============
Capitalization and Liabilities
------------------------------
Capitalization (see statements):
 Common equity                                $173,372,370 $160,555,389
 Long-term debt                                100,700,000  113,680,000
                                              ------------ ------------
                                               274,072,370  274,235,389
                                              ------------ ------------
Current Liabilities:
 Current maturities of long-term debt           10,480,000    5,240,000
 Accounts payable                               20,411,512   15,655,954
 Accrued taxes                                   1,823,638    5,787,398
 Customer prepayments and deposits               5,741,647    5,569,991
 Accrued interest                                2,451,520    2,313,092
 Cash dividends declared                         3,971,802    2,660,008
 Restricted supplier refunds                     4,215,146   12,731,385
 Other                                           3,416,056    3,565,082
                                              ------------ ------------
                                                52,511,321   53,522,910
 Interim bank loans, due within one year        51,000,000   23,000,000
                                              ------------ ------------
                                               103,511,321   76,522,910
                                              ------------ ------------
Deferred Credits and Other Liabilities:
 Income taxes, net                              52,605,635   48,469,306
 Investment tax credits                          4,645,425    5,080,579
 Accrued pension cost                           12,930,801   15,531,559
 Other                                           9,229,021    8,099,484
                                              ------------ ------------
                                                79,410,882   77,180,928
                                              ------------ ------------
                                              $456,994,573 $427,939,227
                                              ============ ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     Public Service Company of North Carolina, Incorporated and Subsidiaries

                    Consolidated Statements of Capitalization

September 30,                                          1995          1994
------------------------------------------         ------------  ------------

Common Equity:
  Common stock, $1 par, 30,000,000
   shares authorized; shares outstanding
   1995 - 18,689,346 and 1994 - 18,212,047         $ 18,689,346  $ 18,212,047
  Capital in excess of par value                    106,655,316   100,200,706
  Retained earnings                                  48,027,708    42,142,636
                                                   ------------  ------------
                                                    173,372,370   160,555,389
                                                   ------------  ------------
Long-term Debt:
  First mortgage bonds (An equivalent
   portion of gas utility plant pledged
   as collateral) -
    8% Series I, due 1998                             3,680,000     3,920,000

  Senior debentures (unsecured) -
    8.65% due 2002                                   17,500,000    20,000,000
    10% due 2003                                     15,000,000    20,000,000
    10% due 2004                                     43,000,000    43,000,000
    8.75% due 2012                                   32,000,000    32,000,000
                                                   ------------  ------------
                                                    111,180,000   118,920,000
   Less - Current maturities                         10,480,000     5,240,000
                                                   ------------  ------------
                                                    100,700,000   113,680,000
                                                   ------------  ------------
                                                   $274,072,370  $274,235,389
                                                   ============  ============


                  Consolidated Statements of Retained Earnings
For the Fiscal Years Ended September 30,       1995          1994           1993
----------------------------------------    -----------   -----------   -----------
Balance, beginning of year                  $42,142,636   $36,164,769   $39,583,226

Add - Earnings applicable
       to common stock                       21,421,227    19,976,406    14,183,536
                                            -----------   -----------   -----------
                                             63,563,863    56,141,175    53,766,762

Deduct - Cash dividends declared
          on common stock and other          15,536,155    13,998,539    12,374,876
       - 50% common stock dividend                 -             -        5,227,117
                                            -----------   -----------   -----------

Balance, end of year                        $48,027,708   $42,142,636   $36,164,769
                                            ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

      Public Service Company of North Carolina, Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows

For the Fiscal Years Ended September 30,                1995          1994          1993
----------------------------------------            -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net income                                        $21,421,227   $19,976,406   $14,219,195
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation charged to operating expenses      18,156,134    15,197,428    14,092,809
     Depreciation charged to other accounts           2,350,489     2,440,130     2,558,901
     Depletion and other                                137,122       161,896       197,932
     Provision for doubtful accounts                  1,404,268     1,493,028     1,451,121
     Amortization of investment tax credits, net       (435,154)     (440,313)     (457,186)
     Deferred income taxes, net                       4,136,329     1,876,372      (628,370)
     Gain on sale of propane assets                        -       (3,127,970)         -
                                                    -----------   -----------   -----------
                                                     47,170,415    37,576,977    31,434,402


     Change in assets and liabilities:
      Receivables                                     1,639,855    (3,521,320)   (1,717,879)
      Inventories                                     2,690,078    (1,404,041)   (2,580,154)
      Deferred gas costs, net                        (2,958,509)    5,348,373    (1,141,304)
      Prepayments                                       482,864      (745,459)   (1,264,754)
      Accounts payable                                4,755,558    (1,848,648)   (2,431,277)
      Accrued taxes                                  (3,963,760)    2,634,559      (177,584)
      Customer prepayments and deposits                 171,656       100,649       419,598
      Accrued interest                                  138,428    (1,382,050)      (90,596)
      Other                                             268,917     1,445,207     1,646,509
      Accrued pension cost                           (2,600,758)    2,008,302     2,765,898
                                                    -----------   -----------   -----------
  Net cash provided by operating activities          47,794,744    40,212,549    26,862,859
                                                    -----------   -----------   -----------

Cash Flows from Investing Activities:
  Construction expenditures                         (61,118,541)  (45,469,230)  (40,126,600)
  Non-utility property and other                     (1,015,502)   (1,535,728)     (908,064)
  Proceeds from sale of propane assets                     -       12,800,126          -
                                                    -----------   -----------   -----------
  Net cash used in investing activities             (62,134,043)  (34,204,832)  (41,034,664)
                                                    -----------   -----------   -----------

Cash Flows from Financing Activities:
  Issuance of common stock through public
   offering, net of expenses                               -       23,406,260          -
  Issuance of common stock through dividend
   reinvestment, stock purchase and stock
   option plans                                       6,762,526     7,297,969     6,509,014
  Increase (decrease) in interim bank loans, net     28,000,000   (10,500,000)   23,000,000
  Retirement of long-term debt                       (7,740,000)  (11,136,000)   (6,038,000)
  Retirement of preferred and common stock              (71,811)     (162,420)   (1,581,469)
  Cash dividends                                    (14,152,550)  (14,297,880)  (12,167,301)
                                                    -----------   -----------   -----------
  Net cash provided by (used in)
   financing activities                              12,798,165    (5,392,071)    9,722,244
                                                    -----------   -----------   -----------

Net increase (decrease) in cash and
 temporary investments                               (1,541,134)      615,646    (4,449,561)
Cash and temporary investments at beginning
 of year                                              2,534,220     1,918,574     6,368,135
                                                    -----------   -----------   -----------
Cash and temporary investments at end of year       $   993,086   $ 2,534,220   $ 1,918,574
                                                    ===========   ===========   ===========

Cash paid during the year for:
  Interest (net of amount capitalized)              $12,137,583   $14,134,527   $13,334,151
  Income taxes                                      $13,486,095   $ 8,927,800   $ 9,289,292


The accompanying notes to consolidated financial statements are an integral part of these statements.

          Public Service Company of North Carolina, Incorporated

                             and Subsidiaries

                Notes to Consolidated Financial Statements

       For the Fiscal Years Ended September 30, 1995, 1994 and 1993

1. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Segment Data
  -------------------------------------------
   The consolidated financial statements include Public Service Company of North Carolina, Incorporated's (PSNC) wholly-owned subsidiaries, Clean Energy Enterprises, Inc. (previously Tar Heel Energy Corporation), PSNC Blue Ridge Corporation, PSNC Exploration Corporation, PSNC Production Corporation, PSNC Propane Corporation, and PSNC's interest in Cardinal Pipeline Company, LLC. All significant intercompany transactions have been eliminated in consolidation.

   PSNC and its subsidiaries operate in one dominant business segment, distribution of natural gas. PSNC, through an unregulated subsidiary, is engaged in the marketing of natural gas to large commercial and industrial customers. Through another unregulated subsidiary, PSNC provides conversion, maintenance and fueling services for natural gas vehicles in selected cities in and beyond its franchised territory. PSNC divested its remaining oil and gas properties during fiscal 1994, which ended PSNC's participation in exploration and development activities. Also during fiscal 1994, PSNC sold its propane subsidiary assets to Empiregas, Inc. of North Carolina.

  Utility Plant
  -------------
   Utility plant is stated at the historical cost of construction. Included in historical cost are certain construction-related costs such as taxes, pensions and other fringe benefits, as well as the estimated cost of funds used during construction (AFUDC). PSNC capitalizes AFUDC on a pre-tax basis for both the cost of short-term debt and the allowed overall cost rate.

  Depreciation
  ------------
   PSNC provides for depreciation on a straight-line basis by the application of specific rates to the various classes of depreciable property. These rates, which have been approved by the North Carolina Utilities Commission (NCUC), approximate on a composite basis 3.9%, 3.5% and 3.5% of the cost of depreciable property for fiscal 1995, 1994 and 1993, respectively.

  Revenues
  --------
   Certain customers (primarily residential and commercial) are billed on a cycle basis while other customers are billed as of the end of each month. Revenues are recorded at the time of billing. The cost of gas delivered but unbilled is deferred and recognized in the period in which the related revenue is billed.

  Income Taxes
  ------------
   Beginning October 1, 1993, PSNC adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board (FASB). This statement requires the use of the liability method of accounting for income taxes. Under this method, the deferred tax liability represents the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and is measured using current tax rates. PSNC adopted SFAS No. 109 on a prospective basis without restating prior year amounts. As a result of implementation, PSNC increased its net regulatory liability by approximately $6,000,000 with a similar decrease in accumulated deferred income taxes.

   PSNC uses deferral accounting for investment tax credits, which amortizes the credits to income over the service life of related property.

  Cash and Temporary Investments
  -----------------------------
   For purposes of reporting cash flows, cash and temporary investments include cash on hand and investments of 45 days or less. Investments may include repurchase agreements, Treasury bills, federal agency securities, certificates of deposit and high-grade commercial paper.

   Since fiscal 1992, PSNC has received refunds from its pipeline suppliers for which the investment and use have been restricted by an order of the NCUC. Pursuant to the order, these funds are to remain segregated from PSNC's general funds and will be used for expansion of PSNC's facilities into unserved territories. These refunds, along with interest earned thereon, are periodically transferred to the Office of the State Treasurer. The balance not transferred is reported in restricted cash and temporary investments and restricted supplier refunds. The total amount transferred to the Office of the State Treasurer at September 30, 1995 is $16,528,000.

  Debt Expense
  ------------
   PSNC amortizes issuance costs for its first mortgage bonds and debentures over the life of the related debt. In addition, PSNC is amortizing the redemption premium and the unamortized issuance costs on its previously refunded Series K First Mortgage Bonds over 15 years, in accordance with the treatment authorized by the NCUC.

  Fair Value of Financial Instruments
  -----------------------------------
   In December 1991, the FASB issued its SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This standard requires disclosure of the fair value of financial instruments, both assets and liabilities, including those recorded and not recorded, for which it is practicable to estimate the fair value. The following methods and assumptions were used to comply with this standard.

   Cash and temporary investments: The carrying value closely approximates fair value due to their short-term nature.

   Long-term debt: The fair value of these instruments are based on current market prices and yields for similar issues. Based on the current market value for similar issues, the fair market value of PSNC's long-term debt (including current maturities) at September 30, 1995 is $129,939,000 as compared to a carrying value of $111,180,000.

  Use of Estimates in the Preparation of Financial Statements
  -----------------------------------------------------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications
  -----------------
   Certain amounts included in the consolidated financial statements for fiscal 1994 and 1993 have been reclassified from their original presentation to conform with the current year's presentation.


2. REGULATORY MATTERS

   In PSNC's 1986 general rate case order, a rate mechanism
  (Rider D) was put into place. As currently approved by the NCUC, Rider D allows PSNC to record for recovery from its customers all prudently incurred gas costs on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. Additionally, PSNC can recover its margin losses on negotiated gas sales to certain large commercial and industrial customers in any manner authorized by the NCUC. At September 30, 1995, the balance of net gas costs to be collected from customers pursuant to Rider D was approximately $3,913,000.

   In PSNC's 1991 general rate case order, a weather normalization adjustment (WNA) mechanism was put into place. This mechanism allows PSNC to adjust its winter-period gas sales rates to certain customers to avoid undercollections or overcollections of its non-gas costs due to weather fluctuations.

   Effective November 1, 1990, PSNC obtained additional firm capacity from Transco's Southern Expansion project. The demand costs associated with this increased capacity were recorded as a reduction of refunds due customers in accordance with PSNC's interpretation of its tariffs as approved by the NCUC in Docket No. G-5, Sub 246. The Public Staff of the NCUC filed a petition with the NCUC claiming that these amounts were not recoverable from customers under tariffs and laws existing at the time, except through a general rate case. In an order dated April 5, 1991, the NCUC ordered that PSNC's prior treatment of these costs not be disturbed. The NCUC also ordered, prospectively, that these demand costs be collected through all rates on a provisional basis pending further order. In view of this NCUC order, PSNC deferred both the associated costs and the revenue for the period April 5, 1991 through October 31, 1991. In the November 1, 1991 general rate case order, the NCUC approved the prospective collection of these demand costs through all rates. On April 29, 1993, the Public Staff filed a motion with the NCUC requesting that PSNC be ordered to refund to its customers the revenues collected from April 5, 1991 through October 31, 1991. On July 27, 1993, the NCUC issued an order requiring the refund as proposed by the Public Staff. As a result of the order, PSNC charged to gas cost expenses during the fourth quarter of fiscal 1993 approximately $1,225,000 of related deferred gas costs and incurred approximately $199,000 of interest on the deferred revenue. PSNC has no additional exposure from this matter.

   On October 7, 1994 the NCUC issued an order in PSNC's general rate case filed in March 1994 granting additional annual revenues of $10,763,000 and rates of return of 10.51% and 11.87% on net utility investment and common equity, respectively. The order also approved the continuation of the previously mentioned WNA and Rider D rate mechanisms.

   PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch natural gas pipeline. It was placed into service on December 31, 1994 and extends 37.5 miles from a connection with Transcontinental Gas Pipe Line Corporation (Transco) near Reidsville to Burlington, where it connects with existing pipelines of PSNC and Piedmont. An increase in annual revenues of $3,063,000 was granted by the NCUC to PSNC to recover the cost of the investment, effective January 26, 1995.

   In September 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form a limited liability company (LLC) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will be extended 65 miles from Burlington to a point southeast of Raleigh and will add 140 million cubic feet per day of additional firm capacity to North Carolina consumers. The purchase and extension will be project-financed at an estimated cost of $97 million. Through their respective subsidiaries, it is anticipated that PSNC will own approximately 33 percent, Piedmont will own approximately 17 percent, Transco will own approximately 45 percent, and NCNG will own approximately five percent of the LLC. PSNC, through a subsidiary, will contribute to the new LLC its net book investment in the existing pipeline plus additional capital of approximately $1 million. Following the execution of a definitive agreement and appropriate NCUC approval, the LLC plans to request appropriate regulatory authorization in the fall of 1996 for authorization to extend the existing pipeline. Subject to the approval of appropriate state and federal agencies, construction is scheduled to begin in early 1999. The facilities are expected to be in service on or before November 1, 1999.

   In September 1995, PSNC signed a letter of intent with the Pine Needle LNG Company, LLC (Pine Needle), to add PSNC's subsidiary, PSNC Blue Ridge Corporation, as an owner of Pine Needle. Pine Needle, originally formed by subsidiaries of Transco and Piedmont, has sought approval from the FERC to construct, own and operate a liquefied natural gas (LNG) peak demand facility in North Carolina. A subsidiary of Transco will serve as the operator. PSNC Blue Ridge will own 17 percent of Pine Needle and PSNC will have the right to use 25 percent of the facility's gas storage capacity and withdrawal capabilities. The facility, estimated to cost $107 million, will be located near Transco's main line northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. Pine Needle plans to seek non-recourse project financing for the facility investment. A project application will be submitted to the FERC in early November 1995 and, pending FERC approval, construction will begin in early 1997. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season. PSNC Blue Ridge will make capital contributions of approximately $8 million during the construction period, in addition to its initial investment of $708,000.

3. REDEEMABLE PREFERRED STOCK

  Series Without Sinking Fund Requirements
  ---------------------------------------
   Effective January 1, 1993, PSNC redeemed all outstanding shares of its $25 par Cumulative Preferred Stock at $25.25 per share.

   The amount and the number of shares redeemed during the year ended September 30, 1993 are shown below:


                                 Redemptions
                            ---------------------
                               Amount      Shares
                            ----------     ------
       5.75% Series           $  330,450     13,218

       6% Series              $1,152,600     46,104

4. COMMON STOCK

   The changes in common stock and capital in excess of par value for the three years ended September 30, 1995 were as follows:

                                                  Common Stock
                                               $1 Par, Authorized
                                                30,000,000 Shares
                                            ------------------------
                                                                       Capital In
                                              Shares                   Excess  Of
                                            Outstanding    Amount       Par Value
                                            -----------  -----------  ------------
                 September 30, 1992          10,367,583  $10,367,583  $ 65,118,308

                 50% common stock dividend    5,227,117    5,227,117          -

                 Issuance through dividend      254,438      254,438     4,697,424
                  reinvestment plan (DRP)

                 Issuance through employee       98,029       98,029       944,508
                  stock purchase plan (ESPP)

                 Issuance through nonqualified   44,609       44,609       470,006
                  stock option plan (NSOP) - net

                 Compensation expense - NSOP       -            -          113,248

                 Recognition of permanent tax
                  differences related to stock
                  options exercised                -            -          162,300
                                             ----------  -----------  ------------
                 September 30, 1993          15,991,776   15,991,776    71,505,794

                 Issuance through DRP           325,434      325,434     4,694,165

                 Issuance through ESPP           86,892       86,892     1,168,261

                 Issuance through NSOP - net     82,945       82,945       940,272

                 Compensation expense - NSOP       -            -           14,154

                 Recognition of permanent tax
                  differences related to stock
                  options exercised                -            -          196,800

                 Issuance through public
                  offering - net of expenses  1,725,000    1,725,000    21,681,260
                                             ----------  -----------  ------------
                 September 30, 1994          18,212,047   18,212,047   100,200,706

                 Issuance through DRP           349,315      349,315     4,720,158

                 Issuance through ESPP           90,574       90,574     1,083,265

                 Issuance through NSOP - net     37,410       37,410       481,804

                 Compensation expense - NSOP       -            -          113,583

                 Recognition of permanent tax
                  differences related to stock
                  options exercised                -            -           55,800
                                             ----------  -----------  ------------
                 September 30, 1995          18,689,346  $18,689,346  $106,655,316
                                             ==========  ===========  ============

   In accordance with PSNC's 1992 Nonqualified Stock Option Plan, options to purchase an aggregate of up to 600,000 shares of PSNC's common stock can be granted to officers and key employees of PSNC annually beginning October 1, 1992. Options are granted at 90% of the fair market value determined on the date of the grant, are exercisable beginning two years from the date of the grant and expire five years from the date of the grant. An exception to the two-year exercise date is allowed upon the retirement, disability or death of a participant.

   On January 4, 1993, PSNC effected a 3-for-2 common stock split in the form of a 50% common stock dividend. The following common stock options and shares have been restated.

   Options granted, exercised and cancelled for the three years ended September 30, 1995 were as follows:

                                Options    Exercise Price
                              Outstanding    Per Share
                              -----------  --------------
    September 30, 1992          273,399
     Granted                    120,000     $15.57
     Exercised                  (54,468)    $ 8.65 to $10.56
                                -------
    September 30, 1993          338,931
     Granted                    120,000     $13.23
     Exercised                  (98,928)    $ 8.77 to $15.57
     Cancelled                  (11,572)    $ 8.77 to $15.57
                                -------
    September 30, 1994          348,431
     Granted                    120,000     $12.86
     Exercised                  (46,095)    $10.56 to $15.57
     Cancelled                   (1,479)    $15.57
                                -------
    September 30, 1995          420,857
                                =======


   PSNC also offers an Employee Stock Purchase Plan under which eligible employees may purchase PSNC's common stock through voluntary payroll deductions at a 10% discount from the fair market value as defined in the plan.

   At September 30, 1995, there were 995,234 common shares reserved for issuance under PSNC's Automatic Dividend Reinvestment and Stock Purchase Plan, 253,052 total common shares reserved for granting under the 1992 Nonqualified Stock Option Plan and 461,623 common shares reserved under the Employee Stock Purchase Plan.

5. PENSION AND POSTRETIREMENT PLANS

   PSNC and its subsidiaries sponsor a non-contributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation during the five consecutive years of employment that will produce the highest average pay. Contributions to the plan are determined on an annual basis with the amount of such contributions being within the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

   Net pension cost in fiscal 1995, 1994 and 1993 consisted of the following components (amounts in thousands):

                                            1995    1994    1993
                                           ------  ------  ------

                Service cost               $1,977  $2,026  $2,288
                Interest cost               3,173   3,040   3,469
                Actual return on assets    (3,320)   (814) (2,186)
                Net amortization              228  (2,244)   (805)
                                           ------  ------  ------
                Net pension cost           $2,058  $2,008  $2,766
                                           ======  ======  ======

   The table below sets forth the amount recognized on PSNC's consolidated balance sheets at September 30, 1995 and 1994 (amounts in thousands):


                                                     1995     1994
                                                    -------  -------
            Actuarial present value of benefit
             obligations:
            Accumulated benefit obligation,
             including vested benefits in
             1995 of $32,049 and 1994 of $27,317    $33,382  $28,477
                                                    =======  =======

            Projected benefit obligation            $45,315  $42,054
            Plan assets at fair value                37,011   34,321
                                                    -------  -------
            Plan assets under projected
             benefit obligation                       8,304    7,733
            Unrecognized transition amount            2,849    3,160
            Unrecognized net gain                     7,074   10,507
            Unrecognized prior service cost          (5,296)  (5,868)
                                                    -------  -------
            Accrued pension cost                    $12,931  $15,532
                                                    =======  =======
            Actuarial assumptions:

            Weighted average discount rate                7%       8%
            Rate of increase in future
             compensation levels                    3%-6.25% 4%-7.25%
            Weighted average expected
             long-term rate of return                     8%       8%


       The majority of plan assets is invested in obligations of the U.S. Treasury, corporate obligations and cash equivalents, with the balance primarily in common stocks. The fair value of PSNC's own common stock held by the plan at the respective 1995 and 1994 measurement dates was approximately $2,629,000 and $2,364,000.

       PSNC offers medical, life and dental insurance coverage to its qualified salaried and hourly retirees. Retirees are required to contribute for the cost of the coverage. PSNC's policy is to review the contributions required from retirees on an annual basis and to increase retiree contributions as necessary. Effective October 1, 1993, PSNC adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard provides for the accrual of the costs of retiree medical, life and dental insurance benefits over the working lifetime of the employees.

       Based on the actuarial valuation of October 1, 1993, the adoption of SFAS No. 106 resulted in a transition obligation of approximately $7,400,000. The following table reconciles the plan's funded status to the accrued benefit cost as of September 30, 1995 and 1994
   (amounts in thousands):

                                                   1995        1994
                                                  -------     -------
   Fair value of plan assets                      $  -        $  -

   Accumulated postretirement benefit
    obligation (APBO):
       Retirees and dependents                    $ 2,163     $ 1,676
       Other fully eligible participants            1,651       1,567
       Other active participants                    4,466       4,377
                                                  -------     -------
                                                    8,280       7,620
   Unrecognized prior service cost                   -           -
   Unrecognized net gain                              721         769
   Unrecognized transition obligation              (6,639)     (7,007)
                                                  -------     -------
   Accrued postretirement benefit cost            $ 2,362     $ 1,382
                                                  =======     =======

       The net periodic postretirement benefit cost for the twelve months ended September 30, 1995 and 1994 consists of the following components (amounts in thousands):

                                                   1995        1994
                                                  ------      ------

   Service cost      $  326                       $  366
   Interest cost on APBO                             599         533
   Amortization of
    transition obligation                            369         368
    Amortization of unrecognized
    net gain                                         (21)       -
                                                  ------      ------
   Net periodic postretirement benefit cost       $1,273      $1,267
                                                  ======      ======

       As of the 1995 measurement date, the assumed health care cost trend rate used in determining the APBO was 10% in 1995, 9% in 1996, 8% in 1997, 7% in 1998, then decreasing .5% annually to an ultimate trend rate of 3.5% in 2005. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 12%. The service and interest cost components of the net periodic postretirement benefit cost would increase approximately 8%. The net periodic postretirement benefit cost was calculated using a discount rate of 8%. The APBO at the measurement date was determined using a discount rate of 7%.

       PSNC requested recovery of SFAS No. 106 expenses in its general rate case filed with the NCUC on March 9, 1994. In an order dated October 7, 1994, the NCUC granted recovery of these expenses on a prospective basis.

6. SHORT-TERM BORROWING ARRANGEMENTS

       PSNC has committed lines of credit with eight commercial banks which vary monthly depending upon seasonal requirements. For the twelve-month period beginning April 1, 1995, total lines of credit with these banks range from a minimum of $22,000,000 to a winter-period maximum of $79,000,000. PSNC also has uncommitted annual lines of credit with three of these banks totaling $21,000,000. There are no restrictions on the withdrawal of cash balances maintained with these banks. The banks are compensated for the unused portion of the committed lines of credit through the payment of commitment fees. At September 30, 1995 and 1994, there were $51,000,000 and $23,000,000 of short-term loans outstanding, respectively.

       PSNC borrows funds on a short-term basis primarily for its construction program and for the seasonal financing of stored gas. The loans are generally arranged for periods of up to 90 days at rates below the prime rate. Bankers' acceptance loans are arranged for periods of up to 180 days at rates below the prime rate. At September 30, 1995 and 1994, there were no bankers' acceptance loans outstanding.

       Certain information related to short-term borrowings is as follows (dollars in thousands):

                                               1995            1994
                                             -------         -------
   At year end -
       Amount outstanding                    $51,000         $23,000
       Weighted average rate                    6.42%           5.24%

   During the year -
       Maximum amount outstanding            $51,000         $49,000
       Average daily amount outstanding      $25,362         $24,064
       Weighted average rate                    6.10%           3.66%

       The weighted average rate is determined by dividing the total short-term interest expense for the fiscal year by the average daily amount outstanding during the fiscal year.

7. INCOME TAXES

       PSNC adopted SFAS No. 109 effective October 1, 1993 on a prospective basis. Income tax expense is shown on the consolidated statements of income within the captions listed below. Immediately following are the components of income tax expense (amounts in thousands):

                                         1995               1994               1993
                                    ---------------   ----------------   ----------------
                                    Federal   State   Federal    State   Federal    State
                                    -------  ------   -------   ------   -------   ------
 Income Statement Captions:
   Operating expenses and taxes     $10,777  $2,744    $8,031   $2,109    $5,917   $1,708
   Other income (deductions)            162      19     1,532      528       140       37
                                    -------  ------    ------   ------    ------   ------
                                    $10,939  $2,763    $9,563   $2,637    $6,057   $1,745
                                    =======  ======    ======   ======    ======   ======
 Income Tax Expense:
   Currently payable                 $8,320  $2,023    $9,569   $2,550    $4,179   $1,201
   Deferred                           3,054     740       434       87     2,335      544
   Investment tax credit, net          (435)   -         (440)    -         (457)    -
                                    -------  ------    ------   ------    ------   ------
                                    $10,939  $2,763    $9,563   $2,637    $6,057   $1,745
                                    =======  ======    ======   ======    ======   ======

       A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows (dollars in thousands):


                                               1995        1994        1993
                                             -------     -------     -------
   Statutory federal income tax rate              35%         35%      34.75%
   Expected federal income tax expense
     at federal statutory rate                $12,230     $10,541     $ 7,591
   Less: State income tax benefit                 962         757         600
         Amortization of ITC                      435         439         449
         Tax on subsidiary income                 141       1,096          99
         Claim of right credit                     19          29         470
         Other                                   (104)        189          56
                                              -------     -------     -------
   Federal income tax expense                 $10,777     $ 8,031     $ 5,917
                                              =======     =======     =======

       The components of the net deferred tax liabilities as of September 30, 1995 and 1994 are as follows (amounts in thousands):

                                                         1995         1994
                                                       -------      --------
Deferred tax assets:
     Regulatory liabilities - income tax amounts       $  5,100     $  5,156
     Pension expense                                      3,903        4,675
     Unamortized ITC                                      1,767        2,002
     Exploration surcharge                                  334          335
     Stock options                                          238          193
     Other                                                1,760        1,407
                                                       --------     --------
                                                       $ 13,102     $ 13,768
                                                       --------     --------
Deferred tax liabilities:
     Depreciation and property related items           $ 53,723     $ 50,167
     Excess deferred taxes due to
      a change in the statutory rate                     10,914       10,774
     Regulatory assets - income tax amounts                 701          756
     Other                                                  370          540
                                                       --------     --------
                                                       $ 65,708     $ 62,237
                                                       --------     --------
Net deferred tax liabilities                           $ 52,606     $ 48,469
                                                       ========     ========

   During fiscal 1993, deferred income taxes were provided for significant timing differences between revenues and expenses for tax and financial statement purposes. The source and deferred tax effect of these differences are summarized below (amounts in thousands):

                                                               1993
                                                         ---------------
                                                         Federal  State
                                                         ------- -------
Deferred Income Tax Provision:
   Accelerated tax depreciation                          $ 2,731   $ 682
   Accrued pension cost                                     (691)   (173)
   Tax deductions from exploration
    programs over book deductions                            159      40
   Accrued revenue taxable currently
    for income tax purposes                                  112      28
   Effect of alternative minimum tax                        (144)   -
   Other                                                     168     (33)
                                                         -------   -----
                                                         $ 2,335   $ 544
                                                         =======   =====

8.   ENVIRONMENTAL ISSUES

          PSNC owns or has owned portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated and one site at which a manufactured gas holder was located. In 1992, PSNC retained an environmental consulting firm to perform an environmental survey of the sites, to plan investigative measures and to prepare cost estimates for investigative and remedial measures.

          Of the seven sites with which PSNC is involved, intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions made during visits to the sites. These evaluations have revealed that MGP residuals are present or suspected at each of the sites. The North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) has recommended that no further action be taken with respect to one site. In March and April 1994, the consulting firm estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining six sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes costs of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third party claims and recoveries from other potentially responsible parties (PRPs). Another North Carolina public utility or its predecessors also operated the MGPs in Raleigh, Durham and Asheville and PSNC is in discussion with that utility regarding potential cost sharing arrangements for investigation and potential remediation costs of four of the sites. At this time, PSNC has not reached a definitive agreement regarding such arrangements.

          At September 30, 1995, PSNC had recorded a total liability of the minimum amount of the range, or $3,705,000. Of this amount, $750,000 was accrued during the fiscal year ended September 30, 1992 in other current liabilities with a corresponding charge to maintenance expenses. In accordance with an order of the NCUC dated May 11, 1993, which authorizes deferral accounting, or the creation of a regulatory asset, for all costs associated with the investigation and remediation of MGP sites, PSNC recorded an additional liability and an associated regulatory asset of $2,955,000 during the second quarter of fiscal 1994 pending NCUC determination of the appropriate disposition of these costs in PSNC's general rate case filed March 9, 1994.

          In the general rate order dated October 7, 1994, the NCUC allowed the recovery of incurred MGP costs of approximately $150,000 as a reasonable operating expense to be amortized over a three-year period and ordered PSNC to defer additional MGP costs for consideration in subsequent rate cases. The NCUC concluded that it is proper and in the public interest to allow recovery of prudently incurred clean-up costs from current ratepayers as reasonable operating expenses even though the MGP sites are not used and useful in providing gas service to current customers. However, the order does not allow recovery of carrying costs on deferred amounts. In October 1994, PSNC reversed the $750,000 accrual of MGP costs charged to maintenance expenses during fiscal 1992 and recorded an additional regulatory asset of $750,000, pursuant to the terms of the general rate order, to reflect estimated total remedial costs of $3,705,000. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs deemed by the NCUC to be prudently incurred will be recoverable in gas rates.

9.   LONG-TERM DEBT

          Effective December 1, 1995, PSNC anticipates redeeming the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC will finance this redemption through the use of short-term bank debt. After this series of first mortgage bonds is retired, PSNC will close the original indenture and all supplemental indentures. PSNC currently plans to secure additional long-term debt financing to retire a portion of its then outstanding short-term bank debt in the first half of fiscal 1996. The type of financing and timing of the issuance have not been determined at this time.

          Maturities of long-term debt during each of the next five fiscal years will be as follows: 1996, $10,480,000; 1997, $9,300,000; 1998, $9,300,000; 1999, $9,300,000; and 2000,
     $11,800,000.

          Under terms of the debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions, the most significant of which could restrict payment of dividends. At September 30, 1995, PSNC is in compliance in all material respects with the requirements of its debt agreements.

10.  CONSTRUCTION PROGRAM

          The construction program for fiscal 1996, as presently planned, provides for expenditures of $61,131,000.

11.  CONTINGENT LIABILITIES

          PSNC is party to certain legal actions. Although it is impossible to predict the outcome with certainty, based upon the opinions of legal counsel, management does not expect disposition of these matters to have a materially adverse effect on PSNC's financial position or results of operations.

     12.  SUMMARY OF QUARTERLY FINANCIAL INFORMATION
          (UNAUDITED)

          The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1995 and 1994 (amounts in thousands, except per share data):


                                                      1995
                                    --------------------------------------
                                    Fourth     Third     Second     First
                                    -------   -------   --------   -------
     Operating revenues             $26,718   $41,650   $112,690   $66,835

     Gross margin                    16,042    24,236     57,452    33,099

     Operating income (loss)         (1,222)    3,595     21,849     9,838

     Net income (loss)               (4,350)      605     18,503     6,663

     Earnings (loss) per share         (.23)      .03       1.00       .36

                                                      1994
                                    --------------------------------------
                                    Fourth     Third     Second     First
                                    -------   -------   --------   -------
     Operating revenues             $30,858   $48,171   $123,234   $71,442

     Gross margin                    14,905    22,560     51,003    29,860

     Operating income (loss)         (1,551)    3,344     19,014     7,849

     Net income (loss)               (3,564)    1,669     16,856     5,016

     Earnings (loss) per share (1)     (.20)      .10       1.04       .31

     (1) The sum of the quarterly earnings (loss) per share amounts does not equal the annual earnings per share amount reflected in the consolidated statement of income due to the effect of changes in average common shares outstanding during the fiscal year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Public Service Company of North Carolina, Incorporated:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of North Carolina, Incorporated (PSNC), a North Carolina corporation, and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of PSNC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of North Carolina, Incorporated and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 1 and Note 5 to the financial statements, effective October 1, 1993, PSNC changed its method of accounting for income taxes and postretirement benefits other than pensions.



Arthur Andersen LLP

Charlotte, North Carolina,
November 2, 1995.

           MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


     Management is responsible for the preparation, presentation and integrity of the financial statements and other financial information in this report. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to rate-regulated public utilities, including estimates and judgments made by management that were necessary to prepare the statements in accordance with such accounting principles, and are not misstated due to material fraud or error. To assure the integrity of the underlying financial records supporting the financial statements, management maintains a system of internal accounting controls sufficient to provide reasonable assurances that PSNC assets are properly accounted for, safeguarded and are utilized only in accordance with management's authorization. The concept of reasonable assurance recognizes that the costs of a system of internal controls should not exceed the related benefits derived from it.

     The system of internal accounting controls is augmented by PSNC's internal audit department, which has unrestricted access to all levels of PSNC management. The internal audit department meets periodically, with and without the presence of management, with the Audit Committee of the Board of Directors to discuss, among other things, PSNC's system of internal accounting controls and the adequacy of the internal audit program. The Audit Committee is comprised of five directors who are not officers or employees of PSNC.

     The Audit Committee also meets periodically with Arthur Andersen LLP, PSNC's independent public accountants, with and without the presence of management, to discuss the results of the annual audit of PSNC's financial statements and related data. The Audit Committee and Arthur Andersen LLP also discuss internal accounting control matters that come to the attention of Arthur Andersen LLP during the course of the audit.



s/Charles E. Zeigler, Jr.               s/Robert D. Voigt
-------------------------               -------------------------
Charles E. Zeigler, Jr.                 Robert D. Voigt
Chairman, President and                 Senior Vice President -
Chief Executive Officer                 Corporate Development
                                        and Chief Financial Officer

     Supplementary Data
     ------------------

          The information for this item is contained in Note 12 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)" on page
     43 of this annual report.


     Item 9.  Changes in and Disagreements With Accountants
     ------------------------------------------------------
               on Accounting and Financial Disclosure
               --------------------------------------

     None.

                                 PART III
                                 --------

     Item 10.  Directors and Executive Officers of the Registrant
     ------------------------------------------------------------
                Directors
               ---------

          The information for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors and Committees of the Board - Compliance with Section 16(a)" in PSNC's proxy statement dated December 20, 1995, relating to the January 26, 1996 annual meeting of shareholders, which section is incorporated herein by reference.

     Executive Officers
     ------------------

          The information for this item is set forth on page 13 of this annual report.


     Item 11.  Executive Compensation
     --------------------------------

          The information for this item is set forth in the sections entitled "Executive Compensation," "Employee Retirement Plans," "Performance Graph" and "The Board of Directors and Committees of the Board" in PSNC's proxy statement dated December 20, 1995, relating to the January 26, 1996 annual meeting of shareholders, which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and
     (l) of Regulation S-K).

     Item 12.  Security Ownership of Certain Beneficial Owners
     ---------------------------------------------------------
                and Management
                --------------

          The information for this item is set forth in the section entitled "Common Stock Ownership By Directors and Executive Officers" in PSNC's proxy statement dated December 20, 1995, relating to the January 26, 1996 annual meeting of shareholders, which section is incorporated herein by reference.


     Item 13.  Certain Relationships and Related Transactions
     --------------------------------------------------------
          The information for this item is set forth in the sections entitled "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in PSNC's proxy statement dated December 20, 1995, relating to the January 26, 1996 annual meeting of shareholders, which sections are incorporated herein by reference.


                                 PART IV
                                 -------

     Item 14.  Exhibits, Financial Statement Schedules and
     -----------------------------------------------------
               Reports on Form 8-K
               -------------------
                                                                    Page
                                                                    ----
    (a) 1.     Financial statements -

               Consolidated Statements of Income for the
                Fiscal Years Ended September 30, 1995,
                1994 and 1993                                        26
               Consolidated Balance Sheets at
                September 30, 1995 and 1994                          27
               Consolidated Statements of Capitalization
                at September 30, 1995 and 1994                       28
               Consolidated Statements of Retained
                Earnings for the Fiscal Years Ended
                September 30, 1995, 1994 and 1993                    28
               Consolidated Statements of Cash Flows for
                the Fiscal Years Ended September 30, 1995,
                1994 and 1993                                        29
               Notes to Consolidated Financial Statements
                for the Fiscal Years Ended September 30,
                1995, 1994 and 1993                                 30-43
               Report of Independent Public Accountants              44
               Management's Responsibility for Financial
                Statements                                           45

                                                                    Page
                                                                    ----
          2.   Financial statement schedules -

               The following financial statement schedules are included herein:

               Supplemental Schedules:
               Report of Independent Public Accountants              50
               Schedule II - Reserves for the Fiscal
               Years Ended September 30, 1995, 1994
               and 1993                                             51-53

        All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

          3.   Exhibits -

               See Exhibit Index on page 55 of this annual report.

(b) Reports on Form 8-K -

          There were no reports on Form 8-K filed during the three months ended September 30, 1995.

                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                -----------------------------------------


    As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into PSNC's previously filed Registration Statements on Form S-3 (File Nos. 33-48911 and 33-52997) and Form S-8 (File Nos. 33-49153, 33-48908 and 33-27903).



Arthur Andersen LLP

Charlotte, North Carolina,
December 20, 1995.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------


    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Public Service Company of North Carolina, Incorporated included in this Form 10-K, and have issued our report thereon dated November 2, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to changes in accounting for income taxes and postretirement benefits other than pensions as disclosed in Note 1 and
Note 5 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Charlotte, North Carolina,
November 2, 1995.

            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

            Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description             Of Period      Expenses    Income    Deductions(1) Of Period
------------------------------    ----------    ----------  --------   ----------    ----------
DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $1,467,887    $1,335,441   $68,827     $834,300    $2,037,855
                                  ==========    ==========   =======     ========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $1,496,453
      Less - Recoveries on accounts previously written off                662,153
                                                                       ----------
                                                                       $  834,300
                                                                       ==========

            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description             Of Period      Expenses    Income    Deductions(1) Of Period
------------------------------    ----------    ----------  --------   ----------    ----------
DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $1,303,171    $1,430,708  $101,166   $1,367,158    $1,467,887
                                  ==========    ==========  ========   ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $2,049,726
      Less - Recoveries on accounts previously written off                682,568
                                                                       ----------
                                                                       $1,367,158
                                                                       ==========

            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993

           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description             Of Period      Expenses    Income    Deductions(1) Of Period
------------------------------    ----------    ----------  --------   ----------    ----------
DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $1,099,035    $1,387,009  $ 88,504   $1,271,377    $1,303,171
                                  ==========    ==========  ========   ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $1,750,902
      Less - Recoveries on accounts previously written off                479,525
                                                                       ----------
                                                                       $1,271,377
                                                                       ==========

                                 SIGNATURES
                                 ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PUBLIC SERVICE COMPANY
                                         OF NORTH CAROLINA, INCORPORATED
                                         -------------------------------
                                                   (Registrant)

                                         Charles E. Zeigler, Jr.
                                         -------------------------------
                                         Charles E. Zeigler, Jr.
                                         Chairman, President and
December 20, 1995                        Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 1995.


Charles E. Zeigler, Jr.             Robert D. Voigt
----------------------------------  -----------------------------------
Charles E. Zeigler, Jr.             Robert D. Voigt
Chairman, President and             Senior Vice President - Corporate
Chief Executive Officer             Corporate Development
(Principal executive officer)       and Chief Financial Officer
                                   (Principal financial and
                                    accounting officer)


William C. Burkhardt                B. Frank Matthews, II
----------------------------------  -----------------------------------
William C. Burkhardt - Director     B. Frank Matthews, II - Director

William A. V. Cecil                 William L. O'Brien, Jr.
----------------------------------  -----------------------------------
William A. V. Cecil - Director      William L. O'Brien Jr. - Director

Bert Collins                        Plato P. Pearson, Jr.
----------------------------------  -----------------------------------
Bert Collins - Director             Plato P. Pearson, Jr. - Director

H. Max Craig, Jr.                   G. Smedes York
----------------------------------  -----------------------------------
H. Max Craig, Jr. - Director        G. Smedes York - Director

Van E. Eure                         Charles E. Zeigler, Sr.
----------------------------------  -----------------------------------
Van E. Eure - Director              Charles E. Zeigler, Sr. - Director

                               EXHIBIT INDEX
                               -------------
   The following documents are filed as a part of this annual report on Form 10-K for the fiscal year ended September 30, 1995. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

Exhibit
Number
-------

*3-A-4  - Amended and Restated Charter, dated February 1, 1991. (File
          No. 0-1218, 10-K--1992, Exhibit 3-A-4).

*3-I    - By-laws, as amended to date.  (File No. 0-1218, 10-Q--March
          31, 1994, Exhibit 3-I).

*4-A    - Debenture Purchase Agreement, dated as of June 15, 1987, for
          $25,000,000 of 8.65% Senior Debentures due August 31, 2002. (File No. 0-1218, 10-K--1987, Exhibit 4-A).

*4-B    - Debenture Purchase Agreement, dated as of September 15,
          1988, for $25,000,000 of 10% Senior Debentures due October 1, 2003. (File No. 0-1218, 10-K--1988, Exhibit 4-B).

*4-C    - Debenture Purchase Agreement, dated as of December 5, 1989, for $43,000,000 of 10% Senior Debentures due December 1, 2004. (File No. 0-1218, 10-K--1989, Exhibit 4-C).

*4-D    - Debenture Purchase Agreement, dated as of June 25, 1992, for
          $32,000,000 of 8.75% Senior Debentures due June 30, 2012. (File No. 0-1218, 10-Q--June 30, 1992, Exhibit 4-D).

*10-A-5 - Natural Gas Sales Agreement - TEMCO/PSNC FT-1 between PSNC and Transco Energy Marketing Company dated January 1, 1989. (File No. 0-1218, 10-Q--March 31, 1989, Exhibit 19-A).

*10-A-7 - Firm Seasonal Transportation Agreement dated June 29, 1990, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-K--1990, Exhibit 10-A-7).

*10-A-8 - Firm Sales Service Agreement under Rate Schedule FS, dated
          August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-Q--March 31, 1992,
          Exhibit 10-A-8).

*10-A-9 - Firm Sales Service Agreement under Rate Schedule FS, dated
          August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-Q--March 31, 1992,
          Exhibit 10-A-9).

Exhibit
Number
-------
*10-A-10  -  Firm Sales Service Agreement under Rate Schedule FS, dated
             August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-Q--March 31, 1992,
             Exhibit 10-A-10).

*10-A-11  -  Firm Sales Service Agreement under Rate Schedule FS, dated
             August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-Q--March 31, 1992,
             Exhibit 10-A-11).

*10-A-13  -  Firm Transportation Service Agreement under Rate Schedule
             FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-K--1992,
             Exhibit 10-A-13).

*10-A-14  -  Firm Transportation Service Agreement under Rate Schedule
             FT-NT, dated July 20, 1992, between PSNC and
             Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-K--1992, Exhibit 10-A-14).

*10-A-15  -  Firm Transportation Service Agreement under Rate Schedule
             FT, dated February 1, 1992, between PSNC and
             Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-K--1993, Exhibit 10-A-15).

*10-A-16  -  Firm Transportation Service Agreement under Rate Schedule
             FT-NN, dated October 8, 1993, between PSNC and CNG
             Transmission Corporation.  (File No. 0-1218, 10-K--1993,
             Exhibit 10-A-16).

*10-A-17  -  Firm Transportation Service Agreement under Rate Schedule
             FT-NN-GSS, dated October 8, 1993, between PSNC and CNG Transmission Corporation. (File No. 0-1218, 10-K--1993,
             Exhibit 10-A-17).

*10-A-18  -  Firm Transportation Service Agreement under Rate Schedule
             FT-A, dated November 1, 1993, between PSNC and Tennessee Gas Pipeline Company. (File No. 0-1218, 10-K--1993, Exhibit 10-A-18).

*10-A-19  -  Firm Transportation Service Agreement under Rate Schedule
             FT-1, dated November 1, 1993, between PSNC and Texas Eastern Transmission Corporation. (File No. 0-1218, 10-K--1993,
             Exhibit 10-A-19).

*10-A-20  -  Firm Transportation Service Agreement under Rate Schedule
             FT, dated November 1, 1993, between PSNC and Texas Gas Transmission Corporation. (File No. 0-1218, 10-K--1993,
             Exhibit 10-A-20).

*10-A-21  -  Firm Transportation Service Agreement under Rate Schedule
             FT, dated October 1, 1993, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-K--1993,
             Exhibit 10-A-21).

Exhibit
Number
-------
 10-A-22  -  Firm Transportation Service Agreement under Rate Schedule
             FT, dated June 6, 1994, between PSNC and Transcontinental Gas Pipe Line Corporation.

 10-A-23  -  Firm Transportation Service Agreement under Rate Schedule
             FT, dated April 30, 1995, between PSNC and Transcontinental Gas Pipe Line Corporation.

*10-B-2 - General Storage Service Agreement under Rate Schedule GSS, dated May 2, 1972, between PSNC and Transcontinental Gas Pipe Line Corporation. (Registration No. 2-53708, Exhibit 5.4).

*10-B-4 - Liquefied Natural Gas Storage Service Agreement under Rate
          Schedule LG-A, dated August 5, 1974, between PSNC and
          Transcontinental Gas Pipe Line Corporation. (Registration No. 2-53708, Exhibit 5.6).

*10-B-5 - Eminence Storage Service Agreement under Rate Schedule ESS, dated November 1, 1993, and Amendment, dated December 1, 1993, between PSNC and Transcontinental Gas Pipe Line
          Corporation.  (File No. 0-1218, 10-K--1993, Exhibit 10-B-5).

*10-B-6 - Washington Storage Service Agreement under Rate Schedule
          WSS, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-Q--March 31, 1994, Exhibit 10-B-6).

*10-C-1 - 1987 Nonqualified Stock Option Plan.  (Registration No.
          33-17996, Exhibit 4.1).

*10-C-2 - 1992 Nonqualified Stock Option Plan.  (Registration No. 33-
          48909, Exhibit 4).

*10-D-3 - Construction, Operating and Management Agreement by and between Public Service Company of North Carolina, Inc. and Cardinal Pipeline Company, LLC, dated March 23, 1994. (File No. 0-12-18, 10-Q--March 31, 1994, Exhibit 10-D-3).

 11     - Statement re computation of per share earnings.

*19     - Letter regarding change in method of accounting for the
          commodity cost of gas purchased and delivered to customers but not billed and recorded as revenue during the current period. (File No. 0-1218, 10-Q--March 31, 1981, Exhibit
          19).

 22     - Subsidiaries of Registrant.

 24     - Consent of Independent Public Accountants.  (Set forth on page 49 of this annual report).

 27     - Financial Data Schedule.

Exhibit
Number
-------
*28-C   - Revised Item 21 of Part II to the Registration Statement on
          Form S-8, Registration No. 33-27903. (File No. 0-1218, 10-K--1990, Exhibit 28-C).