Form 10-K/A
period 1995-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1995-12-26
CIK 81025

FORM 10-K/A-1

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                        AMENDMENT TO APPLICATION OR REPORT
(Mark One)
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

                                  AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto.

     (List all such items, financial statements, exhibits or other portions amended)

Exhibit Number
--------------
     27        Amended Financial Data Schedule.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Public Service Company of
                                          North Carolina, Incorporated
                                          ----------------------------
                                                   (Registrant)

                                     By:  Jack G. Mason
                                          ----------------------------
                                                   (Signature)
                                          Jack G. Mason
                                          Treasurer

Date    December 26, 1995
        -----------------