Form 10-Q
period 1995-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1996-02-13
CIK 81025

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $1 par value, outstanding
 at January 31, 1996  . . . . . . . . . . . . . . . . 18,943,584

          PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                             AND SUBSIDIARIES








                     PART I.   FINANCIAL INFORMATION


     The condensed financial statements included herein have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the registrant believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report on Form 10-K.

                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)

                                  Three Months Ended       Twelve Months Ended
                                     December 31               December 31
                                  ------------------       -------------------
                                    1995      1994           1995      1994
                                  --------  --------       --------  --------
Operating revenues                $ 74,922  $ 66,835       $255,980  $269,098
Cost of gas                         38,406    33,736        121,735   147,531
                                  --------  --------       --------  --------
Gross margin                        36,516    33,099        134,245   121,567
                                  --------  --------       --------  --------

Operating expenses and taxes:
  Operating and maintenance         13,212    11,074         53,406    48,750
  Provision for depreciation         4,797     4,433         18,520    15,830
  General taxes                      3,704     3,525         14,003    14,329
  Income taxes                       4,429     4,229         13,721    12,013
                                   -------  --------       --------  --------
                                    26,142    23,261         99,650    90,922
                                  --------  --------        -------  --------
Operating income                    10,374     9,838         34,595    30,645

Other income                           434        12            642     3,914

Interest deductions                  3,677     3,187         13,348    12,936
                                  --------  --------       --------  --------
Net income                        $  7,131  $  6,663       $ 21,889  $ 21,623
                                  ========  ========       ========  ========
Average common shares outstanding   18,771    18,292         18,629    17,566

Earnings per share                    $.38      $.36          $1.18     $1.23 *

Cash dividends declared per share   $.2125     $.205         $.8425    $.8125



*  Includes $.09 related to the sale of propane assets effective June 1994.

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                  Dec 31     Sep 30     Dec 31
                                                   1995       1995      1994
                                                 --------   --------  --------
Gas utility plant                                $584,495   $573,945  $532,994
  Less - Accumulated depreciation                 171,637    166,506   156,221
                                                 --------   --------  --------
                                                  412,858    407,439   376,773
                                                 --------   --------  --------
Non-utility property, net                            728         801       889
                                                 --------   --------  --------
Current assets:
  Cash and temporary investments                   3,285        993      5,047
  Restricted cash and temporary investments        5,101      4,215      1,422
  Receivables, less allowance for
   doubtful accounts                              37,761     13,605     30,016
  Materials and supplies                           5,975      5,577      5,531
  Stored gas inventory                            10,357     12,141     12,998
  Deferred gas costs, net                         14,878      3,692        822
  Prepayments and other                            1,867      2,089      2,389
                                                --------   --------   --------
                                                  79,224     42,312     58,225
                                                --------   --------   --------
Deferred charges and other assets                  6,680      6,443      6,225
                                                --------   --------   --------
  Total                                         $499,490   $456,995   $442,112
                                                ========   ========   ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                         $ 18,793   $ 18,689   $ 18,301
   Capital in excess of par value                108,230    106,655    101,556
   Retained earnings                              51,166     48,028     45,027
                                                --------   --------   --------
                                                 178,189    173,372    164,884
  Long-term debt                                  93,900    100,700    109,380
                                                --------   --------   --------
                                                 272,089    274,072    274,264
                                                --------   --------   --------
Current liabilities:
  Maturities of long-term debt                     9,300     10,480     9,540
  Accounts payable                                35,159     20,411    26,353
  Accrued taxes                                    4,360      1,824     5,334
  Customer prepayments and deposits                6,844      5,742     7,200
  Cash dividends and interest                      5,615      6,423     5,358
  Restricted supplier refunds                      5,101      4,215     1,422
  Other                                            3,361      3,416     3,776
                                                --------   --------  --------
                                                  69,740     52,511    58,983
  Interim bank loans                              77,000     51,000    31,000
                                                --------   --------  --------
                                                 146,740    103,511    89,983
                                                --------   --------  --------

Deferred Credits and Other Liabilities:
  Income taxes, net                               53,802     52,606    49,362
  Investment tax credits                           4,509      4,646     4,968
  Accrued pension cost                            12,817     12,931    15,386
  Other                                            9,533      9,229     8,149
                                                --------   --------  --------
                                                  80,661     79,412    77,865
                                                --------   --------  --------
  Total                                         $499,490   $456,995  $442,112
                                                ========   ========  ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                 December 31
                                             -------------------
                                               1995      1994
                                              -------   -------
Balance beginning of period                   $45,027   $37,913
Add - Net income                               21,889    21,623
Deduct - Common stock dividends
          and other                            15,750    14,509
                                              -------   -------
Balance end of period                         $51,166   $45,027
                                              =======   =======


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)


                                        Three Months Ended    Twelve Months Ended
                                           December 31            December 31
                                        ------------------  -------------------
                                          1995      1994       1995       1994
                                        -------    -------    -------    -------
Cash Flows From Operating Activities:
  Net income                            $ 7,131    $ 6,663    $21,889   $21,623
  Adjustments to reconcile net income
   to net cash provided by operating

   activities -
    Depreciation, depletion and other     5,779      5,215    22,177     19,335
    Deferred income taxes, net            1,196        893     4,439        318
    Gain on sale of propane assets         -          -         -        (3,128)
                                        -------    -------   -------    -------
                                         14,106     12,771    48,505     38,148
    Change in operating assets and
     liabilities:
       Receivables, net                 (24,572)   (13,740)   (9,192)       704
       Inventories                        1,386      1,878     2,198      1,263
       Accounts payable                  14,748     10,697     8,807       (345)
       Accrued pension cost                (114)      (146)   (2,569)     1,361
       Other                             (8,183)       825   (13,768)     9,995
                                        -------    -------   -------    -------
                                         (2,629)    12,285    33,981     51,126
                                        -------    -------   -------    -------
Cash Flows From Investing Activities:
  Construction expenditures             (10,765)   (15,322)  (56,562)   (53,079)
  Non-utility and other                     112     (1,040)     (963)    (1,940)
  Proceeds from sale of propane assets     -          -         -        12,800
                                        -------    -------   -------    -------
                                        (10,653)   (16,362)  (57,525)   (42,219)
                                        -------    -------   -------    -------
Cash Flows From Financing Activities:
  Issuance of common stock through public
   offering, net of expenses               -          -         -        23,406
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                 1,525      1,277     7,011      6,790
  Increase (decrease) in interim bank
   loans, net                            26,000      8,000    46,000    (13,000)
  Retirement of long-term debt
   and common stock                      (7,980)       (27)  (15,765)   (10,940)
  Cash dividends                         (3,971)    (2,660)  (15,464)   (13,795)
                                        -------    -------   -------    -------
                                         15,574      6,590    21,782     (7,539)
                                        -------    -------   -------    -------
Net increase (decrease) in cash and
 temporstments                            2,292      2,513    (1,762)     1,368
Cash and temporary investments
 at beginning of period                     993      2,534     5,047      3,679
                                        -------    -------   -------    -------
Cash and temporary investments
 at end of period                       $ 3,285    $ 5,047   $ 3,285    $ 5,047
                                        =======    =======   =======    =======
Cash paid during the period for:
  Interest (net of amount capitalized)  $ 4,411    $ 3,720   $12,829    $12,551
  Income taxes                             -         2,443    11,043     11,371

                         NOTES TO FINANCIAL STATEMENTS




1. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in PSNC's 1995 Annual Report. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

   PSNC's business is seasonal in nature; therefore, the financial results for any interim period are not necessarily indicative of those which may be expected for the annual period.

2. In October 1994, the Financial Accounting Standards Board (FASB) issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." PSNC currently uses derivatives primarily to reduce the level of price volatility of PSNC's gas supply. PSNC plans to adopt this standard on October 1, 1996. Due to its limited use of derivatives, PSNC does not expect the adoption of this statement to materially affect PSNC's financial position or the results of operations.

3. In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. PSNC plans to adopt this standard on October 1, 1996. Based on the current regulatory structure in which PSNC operates, PSNC does not expect the adoption of this statement to materially affect PSNC's financial position or the results of operations.

4. In October 1995, the FASB issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. PSNC will adopt this standard on October 1, 1996. The effect on PSNC's financial position or the results of operations of adopting this standard has not yet been determined.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations
--------------------------------
(Amounts in thousands except
 degree day and customer data)           Three Months Ended December 31
                                   -----------------------------------------
                                                           Increase
                                      1995       1994     (Decrease)       %
                                    --------   --------    ---------      ---
Gross margin                        $ 36,516   $ 33,099    $   3,417       10
Less - Franchise taxes                 2,419      2,159          260       12
                                   --------   --------    ---------
  Net margin                        $ 34,097   $ 30,940    $   3,157       10
                                    ========   ========    =========

Total volume throughput (DT):
  Residential                          5,702      4,167        1,535       37
  Commercial/small industrial          3,721      2,902          819       28
  Large commercial/industrial          7,795      7,575          220        3
                                    --------   --------    ---------
                                      17,218     14,644        2,574       18
                                    ========   ========    =========

Raleigh/Durham area degree days:
  Actual                               1,427      1,000          427       43
  Normal                               1,264      1,264            -        -
  Percent of normal                      113%        79%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                   $ (2,030)  $  3,521    $  (5,551)

Customers at end of period:
  Residential                        261,706    249,193       12,513        5
  Commercial/small industrial         31,471     29,451        2,020        7
  Large commercial/industrial            389        381            8        2
                                    --------   --------    ---------
                                     293,566    279,025       14,541        5
                                    ========   ========    =========

     Net margin for the three months ended December 31, 1995 increased
$3,157,000 as compared to the same period last year.  This increase in net margin is attributable to the items shown below (in thousands):
                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other     Total
                        -----------    ----------    ----------    ------    ------
 Price variances*-
  Cardinal rate increase
   effective 1/95            $  423        $  239        $  225    $ -       $  887
 Volume variances, net          635           253           145      -        1,033
 Refund ordered in rate case   -             -             -          732       732
 Other                           50          -             -          455       505
                             ------        ------        ------    ------    ------
 Total                       $1,108        $  492        $  370    $1,187    $3,157
                             ======        ======        ======    ======    ======

*Includes changes in sales mix.

        This increase in net margin is due primarily to (i) an increase in the number of customers served, (ii) the Cardinal Pipeline rate increase effective January 26, 1995, and (iii) additional throughput to all three customer classes. Other items include $200,000 related to unauthorized gas usage by certain large commercial/industrial customers that was billed at penalty rates and a $732,000 refund ordered by the North Carolina Utilities Commission (NCUC) in the October 7, 1994 rate case order. The refund related to income tax credits taken in prior periods.

(Amounts in thousands except
 degree day data)                       Twelve Months Ended December 31
                                    -----------------------------------------
                                                            Increase
                                      1995        1994     (Decrease)      %
                                    --------    --------    ---------     ---
Gross margin                        $134,245    $121,567    $  12,678      10
Less - Franchise taxes                 8,202       8,618         (416)     (5)
                                    --------    --------    ---------
  Net margin                        $126,043    $112,949    $  13,094      12
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         19,101      18,281          820       4
  Commercial/small industrial         12,674      12,154          520       4
  Large commercial/industrial         29,417      27,827        1,590       6
                                    --------    --------    ---------
                                      61,192      58,262        2,930       5
                                    ========    ========    =========

Raleigh/Durham area degree days:
  Actual                               3,381       3,071          310      10
  Normal                               3,341       3,341            -       -
  Percent of normal                      101%         92%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                   $    248    $  2,944    $  (2,696)

     Net margin for the twelve months ended December 31, 1995 increased
$13,094,000 as compared to the same period last year.  This increase in net margin is attributable to the items shown below (in thousands):
                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other      Total
                        -----------    ----------    ----------    ------    -------
 Price variances*-
  General rate increase
   effective 10/94          $ 6,779        $1,364       $(1,887)   $ -       $ 6,256
  Cardinal rate increase
   effective 1/95             1,047           651           702                2,400
 Volume variances, net        1,789           333         1,296      -         3,418
 Refund ordered in rate case   -             -             -          732        732
 Other                         -             -             -          288        288
                            -------        ------       -------    ------    -------
 Total                      $ 9,615        $2,348       $   111    $1,020    $13,094
                            =======        ======       =======    ======    =======

*  Includes changes in sales mix.

        This increase in net margin is due primarily to rate increases associated with the October 7, 1994 general rate case order, the Cardinal Pipeline rate increase effective January 26, 1995, and an increase in the number of customers served. The increase in margin also reflects the previously mentioned $732,000 refund ordered by the NCUC.

        Operating and maintenance expenses for the three and twelve months ended December 31, 1995 increased 19% and 10%, respectively, as compared to the same periods last year. However, prior period expenses were reduced
$1,579,000 by accounting adjustments discussed below. On a straight comparison basis without these adjustments, operating and maintenance expenses for the three and twelve months ended December 31, 1995, respectively, increased only 4.4% and 6.1% from the comparable periods the prior year. Adjustments in the prior periods which lowered operating and maintenance expenses were $829,000 related to health and life insurance refunds received due to favorable experience realized, along with the transfer of a large number of employees to a less-costly health maintenance organization (HMO) provider. Also contributing was a $750,000 reversal of expenses in the prior periods related to the investigation of former manufactured gas plant (MGP) sites. A favorable ruling in PSNC's November
1994 general rate case order from the NCUC enabled PSNC to recover such prudently incurred expenses through gas rates. Operating and maintenance expenses increased in the current periods due to the recording of certain expenses related to employee benefits and to increased salary expenses related to payroll reallocations. The twelve-month period also reflects increases related to employee severance expenses related to departmental reorganizations, higher employee educational expenses, outside consulting services related to information systems and employee benefits, fees related to listing on the New York Stock Exchange, and increased advertising expenses. These increases were partially offset by the reclassification of certain sales compensation expenses to merchandising and jobbing and decreased power usage at the liquefied natural gas facility.

     Depreciation expense increased for the three and twelve months due to utility plant additions. For the three-month period, general taxes increased 5% due mainly to increased franchise taxes based on operating revenues that increased 12%. However, general taxes for the twelve-month period decreased 2% due mainly to decreased franchise taxes based on operating revenues that decreased 5%.

        Other income for the three months ended December 31, 1995 increased $422,000 due mainly to interest income associated with deferred gas costs and gains realized by PSNC's gas marketing subsidiary when buying and selling gas on the spot market, along with a growth in the number of customer accounts and related higher margins. For the twelve-month period, other income decreased $3,272,000 due mainly to proceeds received in June 1994 from the sale of propane assets and the absence of operating income from propane operations, the reclassification of certain sales commissions to merchandise and jobbing from operation and maintenance in connection with the October 1994 general rate case order, and the reclassification of income from pipeline capacity sales from operating revenues to other income.

     Interest deductions for the three and twelve months ended December 31, 1995 increased 15% and 3% as compared to the same periods last year. These increases are primarily due to interest expense on increased short-term debt balances. The balance in short-term debt increased from $31 million at December 31, 1994 to $77 million at December 31, 1995. This increase is due to financing a portion of fiscal 1995 and 1996 construction expenditures.

     The change in earnings per share for the three and twelve months periods reflect an increase of 3% and 6% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment and stock option plans.


Changes in Financial Condition
------------------------------

     The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1996 construction budget is approximately $61,000,000, compared to actual construction expenditures for fiscal 1995 of $61,119,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the three and twelve months ended December 31, 1995 were $10,765,000 and $56,562,000, respectively, as compared to $15,322,000 and
$53,079,000 for the same periods a year ago. During the three and twelve months ended December 31, 1994, construction expenditures included $6,979,000 and $16,367,000, respectively, of expenditures related to the Cardinal Pipeline project. The remaining increases are largely due to expenditures related to expanding the transmission and distribution facilities to serve the growing customer base.

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

     PSNC sold 1,725,000 new shares of $1 par common stock through an underwritten public offering during May 1994. The net proceeds of $23,406,000 were used to repay all outstanding short-term indebtedness, to redeem the outstanding $3,098,000 of First Mortgage Bonds, 9 7/8% Series H, due 1995, and to help finance a portion of fiscal 1994's construction expenditures. During September 1995, PSNC made an additional payment on its 10% Senior Debentures due 2003 of $2,500,000, the maximum additional annual payment permitted pursuant to the terms of the debenture agreement.

        Effective December 1, 1995, PSNC redeemed the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC financed this redemption through the use of short-term bank debt. Since the retirement of the first mortgage bonds, PSNC is in the process of closing the original indenture and all supplemental indentures.

        On December 20, 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of PSNC's unsecured debt securities. On January 10, 1996, PSNC sold $50,000,000 of 6.99% senior debentures due 2026 in a public offering under the registration statement. The net proceeds of $49,562,500 received on January 16 were used to pay down a significant portion of the outstanding short-term bank debt.

      At December 31, 1995, restricted cash and temporary investments were $5,101,000, an increase from $1,422,000 at December 31, 1994. This net increase was due primarily to refunds received from PSNC's pipeline supplier that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC, dated June 3, 1993, for the purpose of constructing natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve. Since December 1994, PSNC has received supplier refunds totaling $3,477,000 that will be held for deposit into the expansion fund at a later date, along with interest earned.

     Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at December 31, 1995 and December 31, 1994 primarily represent undercollections from customers of $14,878,000 and $822,000, respectively.

        The increase in accounts payable at December 31, 1995 of $8,806,000 as compared to December 31, 1994 is largely due to additional gas purchases. An additional 3,000,000 DT were purchased in December 1995 due to colder weather.

        The decrease in accrued taxes at December 31, 1995 as compared to the prior year is primarily due to a decrease in accrued income taxes that includes an overpayment of approximately $2,100,000 for fiscal 1995.

     The decrease in accrued pension cost at December 31, 1995 is due to pension contribution payments of $2,601,000 made during fiscal 1995. PSNC did not have to fund its pension plan during fiscal 1994 or fiscal 1993.

Rate Matters
------------

        Management currently anticipates filing a general rate case on or about March 1, 1996, using the twelve months ended December 31, 1995, as its test year. If this rate case is filed as planned, a general rate order from the NCUC would be expected in the October 1996 time frame.

                                                               EXHIBIT 11

                  PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                       COMPUTATION OF EARNINGS PER SHARE
                                 (In thousands, except per share amounts)



                                            Three Months Ended      Twelve Months Ended
                                                December 31             December 31
                                           -------------------     -------------------
                                             1995       1994        1995      1994
                                           --------   --------     --------  --------
Net income                                 $  7,131   $  6,663     $ 21,889  $ 21,623
                                           --------   --------     --------  --------

Average common shares outstanding            18,771     18,292       18,629    17,566

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                                   93         50           70        64

                                           --------   --------     --------  --------
Average common shares outstanding
 as adjusted                                 18,864     18,342       18,699    17,630
                                           --------   --------     --------  --------

Earnings per share, as adjusted               $ .38      $ .36        $1.17     $1.23
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

                           PART II.  OTHER INFORMATION


 Item 1.  Legal Proceedings
--------------------------

  As more fully disclosed in Part I under "Environmental Matters" and in Part II in Note 8 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1995, PSNC owns or has owned portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment, Health and Natural Resources to investigate these sites.


Item 2.  Changes in Securities
------------------------------

        None.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

        None.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        None.

Item 5.  Other Information
--------------------------

        None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a) Part I Exhibits:

            11  -   Statement re: computation of per share earnings.

            27  -   Financial Data Schedule.


            Part II Exhibits:


            4-E-1 Indenture dated as of January 1, 1996, as supplemented by a First Supplemental Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee.

            4-E-2 Specimen of the certificate representing the $50,000,000 aggregate principal amount of 6.99% Senior Debentures Due 2026 issued by PSNC on January 16, 1996.

           10-E Underwriting Agreement, dated January 10, 1996, between PSNC and Morgan Stanley & Co. Incorporated.


       (b) Reports on Form 8-K:

            There were no reports on Form 8-K filed during the three months ended December 31, 1995.

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





Date 2-13-96           Charles E. Zeigler, Jr.
     -------           ---------------------------------------
                       Charles E. Zeigler, Jr.
                       Chairman, President and
                       Chief Executive Officer




Date 2-13-96           Robert D. Voigt
     -------           ---------------------------------------
                       Robert D. Voigt
                       Senior Vice President - Corporate
                       Development and Chief Financial Officer