Form 10-Q
period 1996-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1996-05-10
CIK 81025

< PAGE> 1
       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $1 par value, outstanding
 at April 30, 1996  . . . . . . . . . . . . . . . . 19,054,009

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

                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)


                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31             March 31            March 31
                               ------------------   ------------------ ------------------
                                 1996      1995       1996      1995      1996     1995
                               --------  --------   --------  --------  -------- --------
Operating revenues             $142,053  $112,690   $216,975  $179,525  $285,343 $258,554
Cost of gas                      80,553    55,238    118,959    88,974   147,050  130,538
                               --------  --------   --------  --------  -------- --------
Gross margin                     61,500    57,452     98,016    90,551   138,293  128,016
                               --------  --------   --------  --------  -------- --------
Operating expenses and taxes:
  Operating and maintenance      14,389    14,211     27,601    25,285    53,584   49,980
  Provision for depreciation      4,897     4,499      9,694     8,932    18,918   16,508
  General taxes                   6,229     5,149      9,933     8,674    15,082   14,003
  Income taxes                   12,808    11,744     17,238    15,973    14,786   14,045
                               --------  --------   --------  --------  --------  -------
                                 38,323    35,603     64,466    58,864   102,370   94,536
                               --------  --------   --------  --------  --------  --------
Operating income                 23,177    21,849     33,550    31,687    35,923   33,480

Other income (deductions)         1,074       (26)     1,508       (14)    1,742    2,596

Interest deductions               3,674     3,320      7,351     6,507    13,702   12,806
                               --------  --------   --------  --------  --------  --------
Net income                     $ 20,577  $ 18,503   $ 27,707  $ 25,166  $ 23,963  $23,270
                               ========  ========   ========  ========  ========  ========
Average common shares
 outstanding                     18,959    18,478     18,865    18,385    18,749   18,118

Earnings per share                $1.09     $1.00      $1.47     $1.37     $1.28    $1.28*

Cash dividends declared
 per share                       $.2125     $.205      $.425      $.41      $.85    $ .82

* Includes $.09 related to sale of propane assets effective June 1994.

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                    Mar 31     Sep 30      Mar 31
                                                     1996       1995        1995
                                                   --------   --------    --------
Gas utility plant                                  $595,263   $573,945    $543,828
  Less - Accumulated depreciation                   175,582    166,506     160,254
                                                   --------   --------    --------
                                                    419,681    407,439     383,574
                                                   --------   --------    --------
Non-utility property, net                               716        801         943
                                                   --------   --------    --------
Current assets:
  Cash and temporary investments                      4,089        993       4,612
  Restricted cash and temporary investments           5,467      4,215       4,055
  Receivables, less allowance for
   doubtful accounts                                 49,813     13,605      28,417
  Materials and supplies                              5,937      5,577       5,566
  Stored gas inventory                                4,383     12,141       6,859
  Deferred gas costs, net                            17,996      3,692        -
  Prepayments and other                               2,118      2,089       2,802
                                                   --------   --------    --------
                                                     89,803     42,312      52,311
                                                   --------   --------    --------
Deferred charges and other assets                     8,405      6,443       6,194
                                                   --------   --------    --------
  Total                                            $518,605   $456,995    $443,022
                                                   ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                            $ 18,979   $ 18,689    $ 18,494
   Capital in excess of par value                   110,769    106,655     103,942
   Retained earnings                                 67,709     48,028      59,740
                                                   --------   --------    --------
                                                    197,457    173,372     182,176
  Long-term debt                                    143,900    100,700     109,140
                                                   --------   --------    --------
                                                    341,357    274,072     291,316
                                                   --------   --------    --------
Current liabilities:
  Maturities of long-term debt                        9,300     10,480       9,540
  Accounts payable                                   43,926     20,411      18,175
  Accrued taxes                                      13,064      1,824      12,654
  Customer prepayments and deposits                   3,172      5,742       3,510
  Cash dividends and interest                         7,695      6,423       6,095
  Restricted supplier refunds                         5,467      4,215       4,055
  Deferred gas costs, net                              -          -          2,415
  Other                                               3,164      3,416       2,487
                                                   --------   --------    --------
                                                     85,788     52,511      58,931
  Interim bank loans                                 10,000     51,000      16,500
                                                   --------   --------    --------
                                                     95,788    103,511      75,431
                                                   --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                  55,007     52,606      50,185
  Investment tax credits                              4,129      4,646       4,558
  Accrued pension cost                               12,703     12,931      12,983
  Other                                               9,621      9,229       8,549
                                                   --------   --------    --------
                                                     81,460     79,412      76,275
                                                   --------   --------    --------

  Total                                            $518,605   $456,995    $443,022
                                                   ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                  March 31
                                             -------------------
                                               1996      1995
                                              -------   -------
Balance beginning of period                   $59,740   $51,554
Add - Net income                               23,963    23,270
Deduct - Common stock dividends
          and other                            15,994    15,084
                                              -------   -------
Balance end of period                         $67,709   $59,740
                                              =======   =======


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                              Six Months Ended     Twelve Months Ended
                                                  March 31               March 31
                                             ------------------    -------------------
                                               1996      1995        1996       1995
                                              -------   -------     -------    -------
Cash Flows From Operating Activities:
  Net income                                  $27,707   $25,166     $23,963    $23,270
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          11,819    10,592      22,840     19,950
    Deferred income taxes, net                  2,401     1,715       4,822        462
    Gain on sale of propane assets               -         -           -        (3,128)
                                              -------   -------     -------    -------
                                               41,927    37,473      51,625     40,554
    Change in operating assets and
     liabilities:
       Receivables, net                       (37,414)  (12,786)    (22,989)     5,444
       Inventories                              7,398     7,982       2,106        315
       Accounts payable                        23,514     2,519      25,750     (5,443)
       Accrued pension cost                      (228)   (2,549)       (280)    (1,544)
       Other                                   (5,051)    7,088     (16,897)     6,310
                                              -------   -------     -------    -------
                                               30,146    39,727      39,315     45,636
                                              -------   -------     -------    -------
Cash Flows From Investing Activities:
  Construction expenditures                   (23,133)  (27,185)    (57,066)   (54,947)
  Non-utility and other                          (561)   (1,148)     (1,530)    (1,924)
  Proceeds from sale of propane assets           -         -           -        12,800
                                              -------   -------     -------    -------
                                              (23,694)  (28,333)    (58,596)   (44,071)
                                              -------   -------     -------    -------
Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses   49,314      -         49,314       -
  Issuance of common stock through public
   offering, net of expenses                     -         -           -        23,406
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       4,274     3,862       7,175      6,723
  Increase (decrease) in interim bank
   loans, net                                 (41,000)   (6,500)     (6,500)    (8,500)
  Retirement of long-term debt
   and common stock                            (7,980)     (267)    (15,525)   (10,939)
  Cash dividends                               (7,964)   (6,411)    (15,706)   (14,371)
                                              -------   -------     -------    -------
                                               (3,356)   (9,316)     18,758     (3,681)
                                              -------   -------     -------    -------
Net increase (decrease) in cash and
 temporary investments                          3,096     2,078        (523)    (2,116)
Cash and temporary investments
 at beginning of period                           993     2,534       4,612      6,728
                                              -------   -------     -------    -------
Cash and temporary investments
 at end of period                             $ 4,089   $ 4,612     $ 4,089    $ 4,612
                                              =======   =======     =======    =======
Cash paid during the period for:
  Interest (net of amount capitalized)        $ 5,960   $ 6,175     $11,923    $12,278
  Income taxes                                  5,080     7,652      10,914     13,082

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations
- --------------------------------
(Amounts in thousands except
 degree day and customer data)             Three Months Ended March 31
                                    -----------------------------------------
                                                           Increase
                                      1996       1995     (Decrease)       %
                                    --------   --------    ---------      ---
Gross margin                        $ 61,500   $ 57,452    $   4,048        7
Less - Franchise taxes                 4,566      3,624          942       26
                                    --------   --------    ---------
  Net margin                        $ 56,934   $ 53,828    $   3,106        6
                                    ========   ========    =========

Total volume throughput (DT):
  Residential                         12,068      9,840        2,228       23
  Commercial/small industrial          6,593      5,587        1,006       18
  Large commercial/industrial          6,893      7,840         (947)     (12)
                                    --------   --------    ---------
                                      25,554     23,267        2,287       10
                                    ========   ========    =========

Raleigh/Durham area degree days:
  Actual                               2,069      1,720          349       20
  Normal                               1,822      1,804           18        1
  Percent of normal                      114%        95%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                   $ (4,762)   $ 1,274    $  (6,036)

Customers at end of period:
  Residential                        259,122    251,722        7,400        3
  Commercial/small industrial         36,654     29,903        6,751       23
  Large commercial/industrial            392        383            9        2
                                    --------   --------    ---------
                                     296,168    282,008       14,160        5
                                    ========   ========    =========

     The increase in normal degree days for the three, six and twelve months ended March 31, 1996 is due to the additional day for leap year. Reflected in customers at March 31, 1996 is the reclassification of approximately 5,400 residential customers to commercial/small industrial.

        Net margin for the three months ended March 31, 1996 increased $3,106,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other     Total
                        -----------    ----------    ----------    ------    ------
 Cardinal rate increase
 (effective 1/95)           $  494        $ 213        $   42     $          $  749
 Volume variances, net       2,191          623          (284)      -         2,530
 Other                        -            -             -          (173)      (173)
                            ------        -----        ------     ------     ------
 Total                      $2,685        $ 836        $ (242)    $ (173)    $3,106
                            ======        =====        ======     ======     ======

        This increase in net margin is due primarily to an increase in the number of customers served and the Cardinal Pipeline rate increase effective January 26, 1995.

(Amounts in thousands except
 degree day data)                           Six Months Ended March 31
                                    -----------------------------------------
                                                            Increase
                                      1996        1995     (Decrease)      %
                                    --------    --------    ---------     ---
Gross margin                        $ 98,016    $ 90,551    $   7,465       8
Less - Franchise taxes                 6,984       5,784        1,200      21
                                    --------    --------    ---------
  Net margin                        $ 91,032    $ 84,767    $   6,265       7
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         17,769      14,007        3,762      27
  Commercial/small industrial         10,314       8,489        1,825      21
  Large commercial/industrial         14,689      15,415         (726)     (5)
                                    --------    --------    ---------
                                      42,772      37,911        4,861      13
                                    ========    ========    =========

Raleigh/Durham area degree days:
  Actual                               3,496       2,720          776      29
  Normal                               3,086       3,068           18       1
  Percent of normal                      113%         89%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                   $ (6,792)    $ 4,795    $ (11,587)


     Net margin for the six months ended March 31, 1996 increased $6,265,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other      Total
                        -----------    ----------    ----------    ------    -------
Cardinal rate increase
 (effective 1/95)          $   917       $  452       $   267      $ -       $ 1,636
Volume variances, net        2,820          887            60                  3,767
Refund ordered in rate case   -            -             -            732        732
Other                         -            -             -            130        130
                           -------       ------       -------      ------    -------
 Total                     $ 3,737       $1,339       $   327      $  862    $ 6,265
                           =======       ======       =======      ======    =======

     This increase in net margin is due primarily to an increase in the number of customers served and the Cardinal Pipeline rate increase effective January 26, 1995.

(Amounts in thousands except
 degree day data)                        Twelve Months Ended March 31
                                    -----------------------------------------
                                                            Increase
                                      1996        1995     (Decrease)      %
                                    --------    --------    ---------     ---
Gross margin                        $138,293    $128,016    $  10,277       8
Less - Franchise taxes                 9,143       8,279          864      10
                                    --------    --------    ---------
  Net margin                        $129,150    $119,737    $   9,413       8
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         21,329      17,555        3,774      21
  Commercial/small industrial         13,680      11,839        1,841      16
  Large commercial/industrial         28,471      29,035         (564)     (2)
                                    --------    --------    ---------
                                      63,480      58,429        5,051       9
                                    ========    ========    =========

Raleigh/Durham area degree days:
  Actual                               3,730       2,945          785      27
  Normal                               3,359       3,341           18       1
  Percent of normal                      111%         88%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                   $ (5,788)    $ 5,717    $ (11,505)


     Net margin for the twelve months ended March 31, 1996 increased $9,413,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial    Other      Total
                        -----------    ----------    ----------    ------    -------
General rate increase
 (effective 10/94)         $ 2,609        $  443     $ (1,076)    $ -        $ 1,976
Cardinal rate increase       1,156           665          594       -          2,415
 (effective 1/95)
Volume variances, net        3,509           999          399       -          4,907
Refund ordered in rate case   -             -            -           732         732
Other                         -             -            -          (617)       (617)
                           -------        ------     --------     ------     -------
 Total                     $ 7,274        $2,107     $    (83)    $  115     $ 9,413
                           =======        ======     ========     ======     =======

     This increase in net margin is due primarily to an increase in the number of customers served, the general rate increase effective October, 1994, and the Cardinal Pipeline rate increase effective January 26, 1995.

     Operating and maintenance expenses for the three, six and twelve months ended March 31, 1996 increased 1%, 9% and 7%, respectively, as compared to the same periods last year. For the three, six and twelve months ended March 31, 1995, non-recurring expenses for employee severance expenses and New York Stock Exchange listing fees were $441,000. For the six and twelve months ended March 31, 1995, accounting adjustments were made which lowered expenses by $1,579,000. Included in this amount is $829,000 related to health and life insurance refunds received due to favorable experience realized, along with the transfer of a large number of employees to a less costly health maintenance organization (HMO) provider. Also contributing was a $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites. A favorable ruling in PSNC's November 1994 general rate case order enabled PSNC to recover such prudently incurred expenses through gas rates. On a straight comparison without these non-recurring items, operating and maintenance expenses for the three, six and twelve months ended March 31, 1996 increased 4%, 4% and 5%, respectively, from the comparable periods the prior year. Operating and maintenance expenses increased in all periods due to increases in the provision for uncollectible accounts, which is based on revenues, increased salary expenses and related employee benefits. The six- and twelve-month periods also reflect increases related to payroll reallocation. These increases were partially offset by decreased power usage at the liquefied natural gas facility and decreased outside consulting expenses related to information systems and employee benefits.

     Depreciation expense increased for the three, six and twelve months ended March 31, 1996 due to utility plant additions. General taxes for the three, six and twelve months ended March 31, 1996 increased 21%, 15%, and 8%, respectively, as compared to the same periods last year. These increases are mainly due to increased franchise taxes based on operating revenues that increased 26%, 21%, and 10% as compared to the same periods last year.

     Other income for the three and six months ended March 31, 1996 increased $1,100,000 and $1,522,000, respectively, as compared to the same periods last year. These increases are due mainly to interest income associated with deferred gas costs and gains realized by PSNC's gas marketing subsidiary due to an increase in customers served. Also contributing to the increase is income from secondary market transactions entered into by the utility. Secondary market transactions are any transactions that utilize capacity rights on interstate pipelines. For the twelve months ended March 31, 1996 other income decreased $854,000 due mainly to the sale of propane assets in June 1994, the reclassification of certain sales commissions to merchandise and jobbing from operation and maintenance expenses in connection with the October 1994 general rate case order, and the reclassification of pipeline capacity sales income from operating revenues to other income. This decrease for the twelve-month period was partially offset by the previously mentioned increased interest income associated with deferred gas costs and income from secondary market transactions.

     Interest deductions for the three, six and twelve months ended
March 31, 1996 increased 11%, 13% and 7%, respectively, as compared to the same periods last year. The primary reasons for the increase in the three- and six-month periods are interest expense increases due to the January 1996 issuance of $50,000,000 of 6.99% Senior Debentures due 2026 and increased short-term debt balances used for financing a portion of fiscal 1996 and 1995 construction expenditures. For the twelve-month period ended March 31, 1996, interest expense on long-term debt decreased due to a declining twelve-month average balance in long-term debt outstanding. This decrease was offset by the increased interest expense on short-term debt for the twelve months ended March 31, 1996. The average balance in short-term debt for the twelve months ended March 31, 1996 was significantly higher than the same period last year.

     The change in earnings per share for all three periods reflects increases of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment and stock option plans.


Changes in Financial Condition
- ------------------------------

     The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1996 construction budget is approximately $61,000,000, compared to actual construction expenditures for fiscal 1995 of $61,119,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the six and twelve months ended March 31, 1996 were $23,133,000 and $57,066,000, respectively, as compared to $27,185,000 and $54,947,000 for the same periods a year ago.

     PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with eight commercial banks which vary monthly depending upon seasonal requirements. For the twelve-month period beginning April 1, 1996, lines of credit with these banks range from a minimum of $24,000,000 to a winter-period maximum of $79,000,000. PSNC also has uncommitted annual lines of credit with four of these banks totaling $71,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

     PSNC sold 1,725,000 new shares of $1 par common stock through an underwritten public offering during May 1994. The net proceeds of $23,406,000 were used to repay all outstanding short-term indebtedness, to redeem the outstanding $3,098,000 of First Mortgage Bonds, 9 7/8% Series H, due 1995, and to help finance a portion of fiscal 1994's construction expenditures. During September 1995, PSNC made an additional principal payment on its 10% Senior Debentures due 2003 of $2,500,000, the maximum additional annual payment permitted pursuant to the terms of the debenture agreement.

     Effective December 1, 1995, PSNC redeemed the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC financed this redemption through the use of short-term bank debt. Since the retirement of the first mortgage bonds, PSNC has closed the original indenture and all supplemental indentures.

     On December 20, 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of unsecured debt securities. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering under the registration statement. The net proceeds of $49,562,500 received on January 16 were used to pay down a significant portion of the then outstanding short-term bank debt.

     At March 31, 1996, restricted cash and temporary investments were $5,467,000. These funds primarily represent refunds received from PSNC's pipeline supplier that have not yet been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC, dated June 3, 1993, for the purpose of financing the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

     The increase in receivables at March 31, 1996 of $21,396,000, as compared to March 31, 1995, reflects higher customer billings due to weather that was 65% colder than in March 1995, and to increased tariff rates.

     The increase in accounts payable at March 31, 1996 of $25,751,000 as compared to March 31, 1995 is largely due to additional gas purchases. An additional 3,500,000 DT were purchased in March 1996 due to colder weather.

     Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at March 31, 1996 represent undercollections from customers of $17,996,000. These undercollections primarily reflect the unanticipated surge in the price of natural gas during January 1996 when PSNC experienced record throughput. Conversely, deferred gas costs at March 31, 1995 reflect overcollections of demand costs from customers of $2,415,000.

     On April 30, 1996, the Federal Energy Regulatory Commission (FERC) made a preliminary determination to grant a certificate authorizing the construction and operation of the Pine Needle LNG project, a liquefied natural gas (LNG) storage facility in Guilford County, North Carolina. The preliminary determination does not address any environmental issues; final approval is dependent on a favorable environmental ruling by FERC in a subsequent order. The FERC has approved a 12.75% return on equity for the project, and stated that the debt component of the rate structure will be determined after permanent financing is obtained. Through March 31, 1996, PSNC Blue Ridge Corporation, a subsidiary of PSNC, has invested $1,082,000 in the project.


Rate Matters
- ------------

     PSNC filed a general rate case with the NCUC on March 1, 1996 asking for a 4.9% or $15,400,000 increase in annual revenues. A general rate order from the NCUC is expected on or about October 1, 1996.

                                                                                          EXHIBIT 11
                                   PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                              COMPUTATION OF EARNINGS PER SHARE
                                          (In thousands, except per share amounts)



                                     Three Months Ended  Six Months Ended  Twelve Months Ended
                                         March 31           March 31            March 31
                                    ------------------ ------------------  -------------------
                                      1996      1995     1996      1995      1996      1995
                                    --------  -------- --------  --------  --------  --------
Net income                          $ 20,577  $ 18,503 $ 27,707  $ 25,166  $ 23,963  $ 23,270
                                    --------  -------- --------  --------  --------  --------

Average common shares outstanding     18,959    18,478   18,865    18,385    18,749    18,118

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                            95        59       92        52       77         52
                                    --------  -------- --------  --------  -------   --------
Average common shares outstanding
 as adjusted                          19,054    18,537   18,957    18,437    18,826    18,170
                                    --------  -------- --------  --------  --------  --------


Earnings per share, as adjusted        $1.08     $1.00    $1.46     $1.36     $1.27     $1.28
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

    None.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

    None.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

    At the Annual Meeting of Shareholders held on January 26, 1996, the following members were elected or reelected to serve on the Board of Directors for a term expiring at the annual meeting in the month and year indicated or until their successors are elected and qualified.


           Director           Term Ending   Votes in Favor  Votes Withheld
    -----------------------  -------------  --------------  --------------

    Ben R. Rudisill, II      January 1998     15,567,578      122,330
    Bert Collins             January 1999     15,591,832       98,076
    John W. Copeland         January 1999     15,589,534      100,374
    D. Wayne Peterson        January 1999     15,589,078      100,830
    Charles E. Zeigler, Jr.  January 1999     15,599,521       90,387


    The following seven directors are the other directors whose term of office continued after the meeting:

        William C. Burkhardt, William A. V. Cecil, H. Max Craig, Jr., Van E. Eure, B. Frank Matthews, II, William L. O'Brien, Jr., G. Smedes York.


    The shareholders also ratified the selection of Arthur Andersen LLP as PSNC's independent public accountants for the fiscal year ending September 30, 1996.

         For - 15,554,570    Against - 47,602    Abstain - 87,736


Item 5.  Other Information
- --------------------------

    None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a) Part I Exhibits:

         11   -    Statement re: computation of per share earnings.

         27   -    Financial Data Schedule.


    (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PUBLIC SERVICE COMPANY
                       OF NORTH CAROLINA, INCORPORATED
                       ---------------------------------------
                             (Registrant)





Date 5-10-96           Robert D. Voigt
     -------           ---------------------------------------
                       Senior Vice President - Corporate
                       Development and Chief Financial Officer


                       (On behalf of the registrant and as chief
                          financial and accounting officer)