Form 10-Q
period 1996-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1996-08-12
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MarkOne)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

      400 COX ROAD, P.O. BOX 1398
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $1 par value, outstanding
  at July 31, 1996   .............................................. ..19,165,630

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                AND SUBSIDIARIES




             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                AND SUBSIDIARIES



     The condensed financial statements included herein have been prepared by the registant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the registrant believes that the disclosures herein are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report on Form 10-K.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                               Three Months Ended   Nine Months Ended   Twelve Months Ended
                                     June 30             June 30             June 30
                               ------------------   ------------------  -------------------
                                 1996      1995       1996      1995      1996       1995
                               --------  --------   --------  --------  --------   --------
Operating revenues             $ 58,807  $ 41,650   $275,782  $221,175  $302,500   $252,032
Cost of gas                      32,382    17,414    151,341   106,389   162,017    122,341
                               --------  --------   --------  --------  --------   --------
Gross margin                     26,425    24,236    124,441   114,786   140,483    129,691
                               --------  --------   --------  --------  --------   --------

Operating expenses and taxes:
  Operating and maintenance      13,465    12,903     41,065    38,188    54,146     50,369
  Provision for depreciation      4,851     4,581     14,545    13,513    19,188     17,447
  General taxes                   3,468     2,819     13,402    11,493    15,732     13,882
  Income taxes                      736       338     17,974    16,310    15,184     14,262
                               --------  --------   --------  --------  --------   --------
                                 22,520    20,641     86,986    79,504   104,250     95,960
                               --------  --------   --------  --------  --------   --------
Operating income                  3,905     3,595     37,455    35,282    36,233     33,731

Other income                      1,089       107      2,597        93     2,723      1,117

Interest deductions               3,553     3,097     10,904     9,604    14,158     12,641
                               --------  --------   --------  --------  --------   --------
Net income                     $  1,441  $    605   $ 29,148  $ 25,771  $ 24,798   $ 22,207
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     19,066    18,587     18,932    18,452    18,869     18,389

Earnings per share                 $.08      $.03      $1.54     $1.40     $1.31      $1.21

Cash dividends declared
 per share                         $.22    $.2125      $.645    $.6225    $.8575     $.8275





                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                          ASSETS
                                                    Jun 30     Sep 30      Jun 30
                                                     1996       1995        1995
                                                   --------   --------    --------
Gas utility plant                                  $614,243   $573,945    $554,959
  Less - Accumulated depreciation                   179,414    166,506     163,774
                                                   --------   --------    --------
                                                    434,829    407,439     391,185
                                                   --------   --------    --------

Non-utility property, net                               705        801         949
                                                   --------   --------    --------

Current assets:
  Cash and temporary investments                      3,376        993       2,581
  Restricted cash and temporary investments           5,776      4,215       4,128
  Receivables, less allowance for
   doubtful accounts                                 23,825     13,605      12,760
  Materials and supplies                              6,498      5,577       5,842
  Stored gas inventory                                9,483     12,141       8,980
  Deferred gas costs, net                            12,782      3,692        -
  Prepayments and other                               2,048      2,089       2,882
                                                   --------   --------    --------
                                                     63,788     42,312      37,173
                                                   --------   --------    --------

Deferred charges and other assets                     8,072      6,443       6,199
                                                   --------   --------    --------
  Total                                            $507,394   $456,995    $435,506
                                                   ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                            $ 19,076   $ 18,689    $ 18,603
   Capital in excess of par value                   112,116    106,655     105,346
   Retained earnings                                 64,953     48,028      56,365
                                                   --------   --------    --------
                                                    196,145    173,372     180,314
  Long-term debt                                    143,900    100,700     109,140
                                                   --------   --------    --------
                                                    340,045    274,072     289,454
                                                   --------   --------    --------

Current liabilities:
  Maturities of long-term debt                        9,300     10,480       9,540
  Accounts payable                                   23,641     20,411      13,219
  Accrued taxes                                       9,155      1,824       7,896
  Customer prepayments and deposits                   2,920      5,742       4,855
  Cash dividends and interest                         7,056      6,423       5,526
  Restricted supplier refunds                         5,776      4,215       4,128
  Deferred gas costs, net                              -          -          1,298
  Other                                               3,821      3,416       3,125
                                                   --------   --------    --------
                                                     61,669     52,511      49,587
  Interim bank loans                                 24,000     51,000      18,500
                                                   --------   --------    --------
                                                     85,669    103,511      68,087
                                                   --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                  56,024     52,606      51,628
  Investment tax credits                              4,119      4,646       4,553
  Accrued pension cost                               11,679     12,931      12,957
  Other                                               9,858      9,229       8,827
                                                   --------   --------    --------
                                                     81,680     79,412      77,965
                                                   --------   --------    --------
  Total                                            $507,394   $456,995    $435,506
                                                   ========   ========    ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                 (In thousands)

                                             Twelve Months Ended
                                                   June 30
                                             -------------------
                                                1996      1995
                                              -------   --------
Balance beginning of period                   $56,365   $49,514
Add - Net income                               24,798    22,207
Deduct - Common stock dividends
          and other                            16,210    15,356
                                              -------   -------

Balance end of period                         $64,953   $56,365
                                              =======   =======



                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                              Nine Months Ended     Twelve Months Ended
                                                   June 30               June 30
                                              -----------------     -------------------
                                               1996      1995        1996       1995
                                              -------   -------     -------    --------
Cash Flows From Operating Activities:
  Net income                                  $29,148   $25,771     $24,798     $22,207
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          17,744    16,055      23,301      20,821
    Deferred income taxes, net                  3,418     3,159       4,396       2,743
                                              -------   -------     -------     -------
                                               50,310    44,985      52,495      45,771
    Change in operating assets and liabilities:
       Receivables, net                       (11,748)    2,638     (12,746)      1,894
       Inventories                              1,737     5,586      (1,158)      2,129
       Accounts payable                         3,229    (2,437)     10,422      (2,423)
       Accrued pension cost                    (1,251)   (2,575)     (1,278)     (2,073)
       Other                                   (2,914)    2,665     (10,296)       (682)
                                              -------   -------     -------     -------
                                               39,363    50,862      37,439      44,616
                                              -------   -------     -------     -------

Cash Flows From Investing Activities:
  Construction expenditures                   (43,689)  (39,709)    (65,099)    (58,065)
  Non-utility and other                        (1,374)   (1,520)     (2,011)     (1,298)
                                              -------   -------     -------     -------
                                              (45,063)  (41,229)    (67,110)    (59,363)
                                              -------   -------     -------     -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses   49,314      -         49,314        -
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       5,746     5,412       7,096       7,000
  Increase (decrease) in interim bank
   loans, net                                 (27,000)   (4,500)      5,500      18,500
  Retirement of long-term debt
   and common stock                            (7,980)     (296)    (15,496)     (7,871)
  Cash dividends                              (11,997)  (10,202)    (15,948)    (14,984)
                                              -------   -------     -------     -------
                                                8,083    (9,586)     30,466       2,645
                                              -------   -------     -------     -------

Net increase (decrease) in cash and
 temporary investments                          2,383        47         795     (12,102)
Cash and temporary investments
 at beginning of period                           993     2,534       2,581      14,683
                                              -------   -------     -------     -------

Cash and temporary investments
 at end of period                             $ 3,376   $ 2,581     $ 3,376     $ 2,581
                                              =======   =======     =======     =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $10,180   $ 9,844     $12,474     $12,164
  Income taxes                                  7,845    10,669      10,663      13,915

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

     3. In October 1995, the FASB issued SFAS No. 123, "Accounting for Awards of Stock- Based Compensation to Employees." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. PSNC will adopt this standard on October 1, 1996. The effect on PSNC's financial position or the results of operations of adopting this standard has not yet been determined.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)             Three Months Ended June 30
                                    -----------------------------------------
                                                           Increase
                                      1996       1995     (Decrease)       %
                                    --------   --------    --------        --
Gross margin                        $ 26,425   $ 24,236    $  2,189         9
Less - Franchise taxes                 1,870      1,321         549        42
                                    --------   --------    --------
  Net margin                        $ 24,555   $ 22,915    $  1,640         7
                                    ========   ========    ========

Total volume throughput (DT):
  Residential                          3,610      2,522       1,088        43
  Commercial/small industrial          2,549      1,982         567        29
  Large commercial/industrial          7,548      7,193         355         5
                                    --------   --------    --------
                                      13,707     11,697       2,010        17
                                    ========   ========    ========

Raleigh/Durham area degree days:
  Actual                                 320        216         104        48
  Normal                                 255        255           -         -
  Percent of normal                      125%        85%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $ (1,942)  $  1,005    $ (2,947)

Customers at end of period: (1)
  Residential                        247,666    245,510       2,156         1
  Commercial/small industrial         40,106     29,371      10,735        37
  Large commercial/industrial            400        388          12         3
                                    --------   --------    --------
                                     288,172    275,269      12,903         5
                                    ========   ========    ========


         (1) Reflected in customers at June 30, 1996 is the reclassification of approximately 8,000 customers from residential to commercial/small industrial.

         Net margin for the three months ended June 30, 1996 increased $1,640,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):


                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial   Other      Total
                        -----------    ----------    ----------  -------    ------

Volume variances, net      $1,123        $ 578         $ 418     $ -        $2,119
Other                        -            -             -          (479)      (479)
                           ------        -----         -----     ------     ------
  Total                    $1,123        $ 578         $ 418     $ (479)    $1,640
                           ======        =====         =====     ======     ======


         This increase in net margin is due primarily to an increase in the number of customers served.

(Amounts in thousands except
 degree day data)                          Nine Months Ended June 30
                                    ----------------------------------------
                                                             Increase
                                      1996        1995      (Decrease)    %
                                    --------    --------     --------     --
Gross margin                        $124,441    $114,786     $  9,655      8
Less - Franchise taxes                 8,854       7,104        1,750     25
                                    --------    --------     --------
  Net margin                        $115,587    $107,682     $  7,905      7
                                    ========    ========     ========

Total volume throughput (DT):
  Residential                         21,379      16,529        4,850     29
  Commercial/small industrial         12,863      10,471        2,392     23
  Large commercial/industrial         22,237      22,608         (371)    (2)
                                    --------    --------     --------
                                      56,479      49,608        6,871     14
                                    ========    ========     ========

Raleigh/Durham area degree days:
  Actual                               3,816       2,936          880     30
  Normal                               3,341       3,323           18      1
  Percent of normal                      114%         88%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $ (8,735)    $ 5,800     $(14,535)


         The increase in normal degree days for the nine and twelve months ended June 30, 1996 is due to an additional day for the leap year.

         Net margin for the nine months ended June 30, 1996 increased $7,905,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):


                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial     Other      Total
                        -----------    ----------    ----------     -----     -------
Cardinal rate increase
 (effective 1/95)           $   917       $   452       $   267     $ -       $ 1,636
Volume variances, net         3,943         1,465            50       -         5,458
Refund made in 10/94           -             -              -         732         732
Other                          -             -              -          79          79
                            -------       -------       -------     -----     -------
  Total                     $ 4,860       $ 1,917       $   317     $ 811     $ 7,905
                            =======       =======       =======    ======     =======


         This increase in net margin is due primarily to an increase in the number of customers served and the Cardinal Pipeline rate increase effective January 26, 1995.

(Amounts in thousands except
 degree day data)                        Twelve Months Ended June 30
                                    ----------------------------------------
                                                             Increase
                                      1996        1995      (Decrease)    %
                                    --------    --------     --------     --
Gross margin                        $140,483    $129,691     $ 10,792      8
Less - Franchise taxes                 9,692       8,072        1,620     20
                                    --------    --------     --------
  Net margin                        $130,791    $121,619     $  9,172      8
                                    ========    ========     ========

Total volume throughput (DT):
  Residential                         22,417      17,531        4,886     28
  Commercial/small industrial         14,247      11,839        2,408     20
  Large commercial/industrial         28,826      29,225         (399)    (1)
                                    --------    --------     --------
                                      65,490      58,595        6,895     12
                                    ========    ========     ========

Raleigh/Durham area degree days:
  Actual                               3,834       2,943          891     30
  Normal                               3,359       3,341           18      1
  Percent of normal                      114%         88%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $ (8,735)   $  5,800     $(14,535)


         Net margin for the twelve months ended June 30, 1996 increased $9,172,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):


                                       Commercial/     Large
                                         Small       Commercial/
                        Residential    Industrial    Industrial   Other      Total
                        -----------    ----------    ----------   -----     -------
General rate increase
 (effective 10/94)         $ 1,191        $  291       $ (456)    $ -       $ 1,026
Cardinal rate increase         993           540          454       -         1,987
 (effective 1/95)
Volume variances, net        4,386         1,530           25       -         5,941
Refund made in 10/94          -             -            -           732        732
Other                         -             -            -          (514)      (514)
                           -------        ------       ------     ------    -------
 Total                     $ 6,570        $2,361       $   23     $  218    $ 9,172
                           =======        ======       ======     ======    =======


         This increase in net margin is due primarily to an increase in the number of customers served, the general rate increase effective October 7, 1994, and the Cardinal Pipeline rate increase effective January 26, 1995.

         Operating and maintenance expenses for the three, nine and twelve months ended June 30, 1996 increased 4%, 8% and 7%, respectively, as compared to the same periods last year. Prior period expenses for the nine and twelve months reflect reductions of $1,138,000 for the accounting adjustments discussed below. Absent these adjustments, operating and maintenance expenses for the nine and twelve months ended June 30, 1996, respectively, increased only 4% and 5% from the comparable periods the prior year. Adjustments in the prior periods which lowered operating and maintenance expenses include $829,000 related to health and life insurance refunds received due to favorable experience realized, along with the transfer of a large number of employees to a less-costly health maintenance organization (HMO) provider. Also contributing was a $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites. A favorable ruling in PSNC's November 1994 general rate case order enables PSNC to recover such prudently incurred expenses through gas rates. The prior period credits are partially offset by one-time charges of $441,000 recorded in March 1995. These charges included New York Stock Exchange listing fees and employee severance expenses related to department reorganizations. Operating and maintenance expenses increased in all periods due to an increase in the provision for uncollectible accounts, which is based on revenues, increased salary expenses and related employee benefits. These increases were partially offset by decreased power usage at the liquefied natural gas facility and decreased outside consulting expenses related to information systems and employee benefits.

         Depreciation expense increased for the three, nine and twelve months ended June 30, 1996 due to utility plant additions. General taxes for the three, nine and twelve months ended June 30, 1996 increased 23%, 17%, and 13%, respectively, as compared to the same periods last year. These increases are mainly due to increased franchise taxes based on operating revenues that increased 41%, 25%, and 20% as compared to the same periods last year.

         Other income for the three, nine and twelve months ended June 30, 1996 increased $982,000, $2,504,000 and $1,606,000, respectively, as compared to the same periods last year. These increases are primarily due to interest income associated with deferred gas costs and gains realized by PSNC's gas marketing subsidiary from an increase in both natural gas brokering activities and the number of customers served. Also contributing was a $265,000 gain from the sale of land during June 1996 and improvements in merchandising operations. The three- and nine-month periods reflect an increase in income from secondary market transactions entered into by the utility. Secondary market transactions are any transactions that utilize capacity rights on interstate pipelines. Effective November 1, 1995, the shareholder portion of the margins on secondary market transactions increased from 10% to 25% by an order of the North Carolina Utilities Commission (NCUC). The increase for the twelve-month period was partially offset by a decline in income from secondary market transactions due to the reclassification of pipeline capacity sales income to other income from operating revenues during fiscal 1994.

         Interest deductions for the three, nine and twelve months ended June 30, 1996 increased 15%, 14% and 12%, respectively, as compared to the same periods last year. The primary reasons for the increase in the three-, nine- and twelve-month periods are interest expense increases due to the January 1996 issuance of $50,000,000 of 6.99%

Senior Debentures due 2026. Interest expense on short-term debt increased for the nine- and twelve-month periods ended June 30, 1996 due to the higher average short-term bank loans outstanding and increased weighted interest rates.

         The change in earnings per share for all three periods reflects increases of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment, employee stock purchase and nonqualified stock option plans.


Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1996 construction budget is approximately $61,000,000, compared to actual construction expenditures for fiscal 1995 of $61,119,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the nine and twelve months ended June 30, 1996 were $43,689,000 and $65,099,000, respectively, as compared to $39,709,000 and $58,065,000 for the same periods a year ago.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line with one bank. For the twelve-month period beginning April 1, 1996, total lines of credit with these banks range from a minimum of $24,000,000 to a winter-period maximum of $79,000,000. PSNC also has uncommitted annual lines of credit totaling $80,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

         During September 1995, PSNC made an additional principal payment on its 10% Senior Debentures due 2003 of $2,500,000, the maximum additional annual payment permitted pursuant to the terms of the debenture agreement.

         Effective December 1, 1995, PSNC redeemed the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC financed this redemption through the use of short-term bank debt. Since this retired the balance of first mortgage bonds, PSNC has closed the original indenture and all supplemental indentures.

         On December 20, 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of unsecured debt securities. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering under the registration statement. The net proceeds of $49,562,500 received on January 16, 1996 were used to pay down a significant portion of the then outstanding short-term bank debt.

         At June 30, 1996, restricted cash and temporary investments were $5,776,000. These funds primarily represent refunds received from PSNC's pipeline supplier that have not yet been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC, dated June 3, 1993, for the purpose of financing the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         The increase in receivables at June 30, 1996 of $11,065,000, as compared to June 30, 1995, reflects increased gas sales due to colder weather and increased tariff rates which resulted from increases in PSNC's wholesale cost of gas.

         Accounts payable increased $10,422,000 as compared to June 30, 1995 mainly due to approximately 400,000 dekatherms of additional gas purchases and to increased payables related to computer equipment purchases.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at June 30, 1996 represent undercollections from customers of $12,782,000. These undercollections primarily reflect the unanticipated surge in the price of natural gas during January 1996 when PSNC experienced record throughput. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level over a twelve-month period. Deferred gas costs at June 30, 1995 reflect overcollections of demand costs from customers of $1,298,000.

         On April 30, 1996, the Federal Energy Regulatory Commission (FERC) made a preliminary determination to grant a certificate authorizing the construction and operation of the Pine Needle LNG project, a liquefied natural gas (LNG) storage facility in Guilford County, North Carolina. The FERC has approved a 12.75% return on equity for the project, and stated that the debt component of the rate structure will be determined after permanent financing is obtained. During July 1996, the FERC completed its environmental assessment of Pine Needle and concluded that the project would have no significant environmental impact. On May 30, 1996, the NCUC filed an application for rehearing of the preliminary determination. In its request, the NCUC contested the approved rate of return on equity and the proposed capital structure. The FERC has not acted on the merits of this application for rehearing. Through June 30, 1996, PSNC Blue Ridge Corporation, a subsidiary of PSNC, has invested $1,713,000 in the project.


Rate Matters

         PSNC filed a general rate case with the NCUC on March 1, 1996 asking for a 4.9%, or approximately $15,400,000, increase in annual revenues. On July 23, 1996, a negotiated settlement of the case was filed with the NCUC. This settlement, if approved by the NCUC, will increase PSNC's rates by approximately $2,700,000 annually and authorizes a return on net investment of 10.37%. The settlement also allows PSNC to retain approximately $3,500,000 annually of fixed gas costs that previously would have been refunded to customers. Therefore, the total effect of the general rate case settlement will be an annual increase in gross margin of approximately $6,200,000. PSNC expects a general rate order approving the settlement from the NCUC on or about October 1, 1996.

         Effective July 15, 1996, the NCUC added seven counties in western North Carolina to PSNC's franchised service territory. PSNC's franchised service territory now consists of all or parts of 33 counties in North Carolina.



                                                                     EXHIBIT 11

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                        COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)


                                                              Three Months Ended          Nine Months Ended     Twelve Months Ended
                                                                   June 30                     June 30                June 30
                                                              ------------------          ------------------    --------------------
                                                                1996      1995              1996      1995        1996        1995
                                                              --------  --------          --------  --------    --------    --------

Net income                                                    $  1,441  $    605          $ 29,148  $ 25,771    $ 24,798    $ 22,207
                                                              --------  --------          --------  --------    --------    --------


Average common shares outstanding                               19,066    18,587            18,932    18,452      18,869      18,389

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                                                      73        50                82        50          76          50
                                                              --------  --------          --------  --------    --------    --------

Average common shares outstanding
 as adjusted                                                    19,139    18,637            19,014    18,502      18,945      18,439
                                                              --------  --------          --------  --------    --------    --------


Earnings per share, as adjusted                                  $ .08     $ .03             $1.53     $1.39       $1.31       $1.20
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


Item 2.  Changes in Securities

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         10-A-24           Firm  Transportation   Service  Agreement  under Rate
                           Schedule FT, dated January 24, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation.

         10-A-25 General Storage Service Agreement under Rate Schedule GSS, dated October 17, 1995, between PSNC and CNG Transmission Corporation.

         10-A-26 Firm Transportation Service Agreement under Rate Schedule FT-NN-GSS, dated October 17, 1995, between PSNC and CNG Transmission Corporation.

         10-A-27 Firm Transportation Service Agreement under Rate Schedule FT, dated January 24, 1996, between PSNC and CNG Transmission Corporation.

         10-A-28 Firm Transportation Service Agreement under Rate Schedule FT-NN, dated October 17, 1995, between PSNC and CNG Transmission Corporation.

         10-A-29 Firm Transportation Service Agreement under Rate Schedule FT, dated January 19, 1996, between PSNC and Texas Gas Transmission Corporation.

         10-A-30 Firm Transportation Service Agreement under Rate Schedule FT-1, dated October 30, 1995, between PSNC and Texas Eastern Transmission Corporation.

         10-A-31 Interruptible Transportation Service Agreement under Rate Schedule IT, dated January 23, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation.

         11                Statement re: computation of per share earnings.

         27                Financial Data Schedule.


b.       Forms 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PUBLIC SERVICE COMPANY
                                     OF NORTH CAROLINA, INCORPORATED


                                                (Registrant)



Date August 12, 1996                 -------------------------------
                                     s\ Charles E. Zeigler, Jr.
                                        Chairman, President and
                                        Chief Executive Officer




Date August 12, 1996                 -------------------------------
                                     s\ Robert D. Voigt
                                     Senior Vice President - Corporate
                                     Development and Chief Financial Officer