Form 10-K405
period 1996-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1996-12-10
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D. C. 20549

                                                FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended September 30, 1996

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

COMMON STOCK, PAR VALUE $1 PER SHARE          NEW YORK STOCK EXCHANGE
      (Title of Class)                       (Name of each exchange on which
                                              registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at November 29, 1996 . . .. $366,631,106

Number of shares of Common Stock, $1 par value, outstanding at November
29, 1996  . . . . . . . . . . . . . . . . . . . . 19,296,374

Documents incorporated by reference:

     Portions of the proxy statement dated December 9, 1996, relating to the January 31, 1997 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

                        PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                                FORM 10-K

                                             ANNUAL REPORT TO
                                  THE SECURITIES AND EXCHANGE COMMISSION
                               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                              -------------

                                            TABLE OF CONTENTS

Item                                                                    Page

                                                 PART I.

  1.     Business................................................         2
         Executive Officers of the Registrant....................        11
  2.     Properties..............................................        12
  3.     Legal Proceedings.......................................        13
  4.     Submission of Matters to a Vote of Security Holders.....        13

                                                  PART II.

  5.     Market for the Registrant's Common Stock and
           Related Shareholder Matters...........................        13
  6.     Selected Financial Data.................................        14
  7.     Management's Discussion and Analysis of Results
           of Operations and Financial Condition.................        15
  8.     Financial Statements and Supplementary Data.............        25
  9.     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure...................        44

                                                 PART III.

10.      Directors and Executive Officers of the Registrant......        44
11.      Executive Compensation..................................        44
12.      Security Ownership of Certain Beneficial Owners
           and Management........................................        45
13.      Certain Relationships and Related Transactions..........        45

                                                  PART IV.

14.      Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...................................        45
         Signatures..............................................        52
         Exhibit Index...........................................        53

                 PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                         PART I

Item 1.  Business


General

         Public Service Company of North Carolina, Incorporated (PSNC) is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 300,000 residential, commercial and industrial customers in North Carolina. It was organized as a North Carolina corporation in 1938, and its corporate office is located at 400 Cox Road, P. O. Box 1398, Gastonia, North Carolina 28053-1398, telephone (704) 864-6731.

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

         During fiscal years 1996, 1995 and 1994, no single customer account contributed more than 2% of PSNC's total operating revenues.

         PSNC has no reportable  industry  segments.  Revenues  attributable  to
natural  gas  distribution,   merchandise  and  jobbing,   propane   operations,
exploration and development and gas marketing and other activities for each of the fiscal years in the three-year period ended September 30, 1996 were as follows (in thousands):
                               1996       1995       1994
Natural Gas Distribution(1)  $308,882   $247,893   $273,705
Merchandise and Jobbing(2)      9,444      8,675      8,135
Propane Operations(3)            -          -         9,090
Exploration & Development(3)     -          (171)     1,547
Gas Marketing/Other
 Activities(1)                 20,179      8,827      7,654
Total                        $338,505   $265,224   $300,131



         (1)      See "Results of Operations" on page 15 of this annual report.
         (2)      Primarily the sale and installation of gas appliances.
         (3) Effective June 29, 1994, PSNC sold its propane operations to Empiregas, Inc. During June 1994, PSNC sold PSNC Production Corporation's exploration and development properties.

Service Territory

         PSNC's 33-county franchised service territory includes Raleigh, Durham and the Research Triangle Park area in the north central portion of the state; this area accounts for approximately 61% of PSNC's customers and 53% of its throughput (total gas sales and transportation) in fiscal 1996. PSNC's central area includes the cities of Gastonia, Concord and Statesville which are located in the greater Charlotte metropolitan area; this area accounts for 27% of PSNC's customers and 32% of its throughput. PSNC's western area includes Asheville, Hendersonville and Brevard, and accounts for the remaining 12% of customers and 15% of throughput. PSNC's diversified industrial base in its service territory includes manufacturers of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC's utility operations are regulated by the North Carolina Utilities Commission (NCUC).

         Over 2.3 million people reside in PSNC's franchised territory. During the past three fiscal years, PSNC has added approximately 39,100 new customers to its natural gas transmission and distribution systems. Of those customers, 25,900 were residential, 12,600 were commercial and 600 were industrial. The resulting 5.2% average annual growth rate is nearly three times the national industry average. PSNC's average annual customer growth rate since fiscal 1986 has been 5.2%. PSNC attributes this growth rate to two primary factors:

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

Business Strategy

         PSNC is expanding its transmission and distribution systems to deliver more natural gas throughout its service territory. Of its total construction expenditures of $60.4 million in fiscal 1996, $61.1 million in fiscal 1995, and $45.5 million in fiscal 1994, approximately $45.6 million, $49.7 million and $39.1 million, respectively, were expended on the construction of transmission and distribution pipelines.

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

         In addition, PSNC is evaluating the introduction of emerging gas technologies as a way to increase the long-term demand for natural gas. PSNC has identified the conversion of gasoline-fueled vehicles to NGVs as an opportunity to increase the demand for natural gas in the future. PSNC was the first local distribution company (LDC) in North Carolina to offer NGV conversions to the public and private sectors. PSNC also has identified natural gas cooling technology as an opportunity to increase the demand for natural gas and has begun marketing such technology. The implementation in 1992 of the Federal Energy Regulatory Commission (FERC) Order Nos. 636, 636-A and 636-B (Order 636) created new off-system marketing opportunities for PSNC and its marketing affiliate.

         PSNC's internal focus has been to streamline its organizational structure and improve the performance of management and employees. PSNC has also focused on increasing employee efficiency, improving its number of customers per employee ratio over the last three years from 224 at September 30, 1993, to 254 at September 30, 1996. At November 30, 1996, PSNC had 265 winter period customers per employee.

Gas Supply

         As a result of FERC Order 636, which restructured the interstate natural gas transportation industry, PSNC's gas purchasing practices have changed significantly during the past few years. Effective August 1, 1991, PSNC's primary pipeline supplier, Transcontinental Gas Pipe Line Corporation (Transco), became the first major pipeline to offer unbundled open-access transportation and storage services. The primary advantage is that PSNC now manages its gas supply, transportation and storage service requirements rather than utilizing a pipeline supplier whose service options are bundled together and then offered as a single city gate sales service. Unbundled open-access transportation and storage services, however, do shift the risk of ensuring an adequate supply of gas from the interstate pipelines to LDCs.

         The FERC approved Transco's restructuring settlement effective November 1, 1993, and essentially preserved Transco's existing firm service settlement with PSNC. PSNC has not experienced any material adverse effect on its financial position or results of operations as a result of the order. Further, management believes it will provide gas services marketing opportunities both on and off the existing pipeline system for PSNC and its subsidiaries which should provide an overall net benefit to PSNC.

         PSNC purchases for resale most of the natural gas that it delivers (throughput) to its customers. The balance of its throughput is natural gas purchased by certain large volume commercial and industrial customers directly from various producers and marketers. This gas is transported to these customers by PSNC at a rate which enables PSNC to earn a margin equivalent to that which it would have earned by selling the same quantity of gas to these customers. Quantities of transported gas represented approximately 26%, 38%, and 26% of PSNC's total throughput for fiscal 1996, 1995 and 1994, respectively.

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

         The following table summarizes the natural gas supply sources and transportation arrangements available to PSNC under contract with Transco and CNG Transmission Company (CNG). All amounts are shown in dekatherms (DT), a unit of heating value equal to one million British Thermal Units (BTU). PSNC's backhaul arrangement with CNG makes available additional daily capacity of 60,000 DT and is for a combination of storage and firm transportation. Natural gas purchased by PSNC from other sources is transported by Transco and CNG. Natural gas purchased directly from Williams Energy Services Company, a Transco marketing affiliate, accounted for 30% and 28%, respectively, of PSNC's supply in fiscal 1996 and 1995.

                                                        Daily                                  Contract
                                                       Deliver-           Annual              Expiration
  Type of Contract                                     ability           Quantity                Date
Firm Sales Service (1) (3)                               41,928         15,303,720              3/31/97
Firm Sales Service (1)                                   41,928         15,303,720              3/31/01
Firm Transportation                                     164,151         59,915,115              1/31/12
Firm Transportation                                       5,175          1,888,875             10/31/07
Incremental Firm Transportation                           2,264            826,360              3/16/98
Winter Firm Transportation
 (December 1 through
  February 28)                                            4,347            391,230              7/31/11
Southern Expansion Firm
 Transportation:
   November and March                                    35,397
   December through February                             39,330          5,698,917             10/31/05
Southeast Expansion Firm
  Transportation:
   Phase 1                                                6,064          2,213,360             11/01/14
   Phase 2                                               20,759          7,577,035             11/01/15
   Phase 3                                               17,804          6,498,460             11/01/15
CNG Firm Transportation                                  30,330         11,070,450      (2)

        (1) These are separate and concurrent contracts.
        (2) These represent multiple contracts which expire on dates ranging from 10/31/99 to 3/31/16.
        (3) A portion of this contract for 8,386 daily deliverability will expire on 3/31/97. The remaining
            33,542 will automatically be renewed for a one year period.

        As discussed further in Note 2 to the financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. The Cardinal pipeline was placed into service in December 1994 and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. The NCUC granted an increase in annual revenues of $3,063,000 to recover PSNC's cost of the investment, effective January 26, 1995. In September 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form a limited liability company (LLC) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will be extended 67 miles from Burlington to a point southeast of Raleigh, and will add 140 million cubic feet per day of additional firm capacity. A definitive agreement was signed on December 6, 1995. The LLC plans to request appropriate regulatory authorization in December 1996 or early calendar 1997 to extend the existing pipeline, and subject to the approval of appropriate state and federal agencies, construction is scheduled to begin in early 1999. The facilities are expected to be in service on or before November 1, 1999.

        To balance peak winter demands of residential and commercial customers with their much-reduced summer usage, PSNC uses underground natural gas storage services and liquefied natural gas (LNG) peaking facilities. During periods of reduced usage, PSNC purchases natural gas to replenish the LNG facilities owned by PSNC and used under contract storage services from its pipeline suppliers. The ability to maintain maximum delivery from these storage facilities for an extended period of time is limited. Information about PSNC's storage arrangements is shown in the following table. All amounts are shown in dekatherms.


                                Daily                          Contract
                               Deliver-                            Expiration
    Storage Facility           ability          Capacity              Date

CNG General Storage            29,670           1,776,000            3/31/16
Transco General Storage        33,218           1,923,485            3/31/13
Transco Washington
  Storage (1)                 32,870           2,794,500            3/31/98
Transco LNG Storage            5,175              25,875              (3)
Transco Eminence Storage      29,514             245,297            3/31/13
Cove Point LNG Storage        25,000             250,000            4/15/07
PSNC LNG Storage (2)         100,000           1,040,000              N/A


         (1)  No peak day delivery assured by contract.
         (2)  Amounts shown represent maximum peak day capacity.
         (3) This contract has expired; however, its renewal is currently being negotiated with Transco. In the interim, this service is available to PSNC under the same terms and conditions contained in the expired agreement.

         As discussed further in Note 2 to the financial statements, PSNC has signed an amendment to the operating agreement of the Pine Needle LNG Company, LLC (Pine Needle), to add PSNC's subsidiary, PSNC Blue Ridge Corporation, as an owner of Pine Needle effective October 1, 1995. Pine Needle, originally formed by subsidiaries of Transco and Piedmont, has sought approval from the FERC to construct, own and operate an LNG peak demand facility in North Carolina. A subsidiary of Transco will serve as the operator. PSNC Blue Ridge will own 17% of Pine Needle, and PSNC will have the right to use 25% of the facility's gas storage capacity and withdrawal capabilities. The facility, estimated to cost $107 million, will be located near Transco's transmission pipeline northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. A project application was submitted to the FERC in early November 1995 and, pending FERC approval, construction will begin in early 1997. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season.

Competition

         Although PSNC is the sole distributor of natural gas in its service area, it faces competition from suppliers of alternate fuels and other types of energy. Competition is strongest for sales to large volume commercial and industrial customers having alternate fuel capability but exists for all other customer classes as well.

         During fiscal 1996, approximately 34% of gas delivered by PSNC was delivered to large volume commercial and industrial customers having alternate fuel capability. The primary alternate fuels available to these customers are fuel oil and propane, and, to a lesser extent, coal and combustible wood products. The NCUC has approved a rate structure that allows PSNC to negotiate reduced rates in order to match the cost of alternate fuels to individual customers and recover the lost margin from other classes of customers. PSNC anticipates that the need to negotiate reduced rates with these customers will continue.

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

Regulation and Rates

         PSNC's natural gas transmission and distribution business is subject to regulation by the NCUC, including rates, issuance of securities, adequacy of service, safety standards, extension and abandonment of facilities, accounting and depreciation rates. The NCUC has seven commissioners appointed by the Governor of North Carolina for staggered eight-year terms. The NCUC granted PSNC's most recent general rate increase of $2,701,000 of additional annual revenues on October 1, 1996. The order allows PSNC an opportunity to earn a 10.37% overall return on its net utility investment.

         PSNC's  rates  include a  weather  normalization  adjustment  mechanism
(WNA). The WNA was initially approved in PSNC's general rate case order in November 1991 and is in effect for bills rendered during the period from November 1 through April 30 of each year. The WNA applies only to residential and small general service rates and affects only the non-gas portion of PSNC's rates. Sales to large-volume customers are not normalized because natural gas usage for such customers is significantly less weather-sensitive. The WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. This prevents the under- or over-collection of non-gas costs due to variations in the quantity of natural gas delivered when weather deviates from normal. The WNA does not change the seasonality of PSNC's earnings and cash flow; however, it does reduce fluctuations caused by abnormal weather.

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

         PSNC's rates are established using a base cost of gas approved by the NCUC which may be modified periodically to reflect changes in the market price of natural gas and changes in the rates charged by PSNC's pipeline suppliers. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The rules of the NCUC allow recovery of all prudently incurred gas costs. Also, the NCUC reviews PSNC's gas purchasing practices annually.

         In April 1992, the NCUC adopted rules to implement the expansion fund program established by an act passed by the North Carolina General Assembly in July 1991. This act permits the establishment of expansion funds to be used by each North Carolina LDC to expand natural gas service to areas which would otherwise not be economically feasible to serve. Separate funds have been established for use solely in each LDC's franchised service territory. Sources for expansion funds may be each LDC's respective supplier refunds, special surcharges or other sources permitted by the NCUC. Subject to the NCUC's rules and availability of funds, the LDCs will be allowed to utilize the expansion funds to the extent necessary to make such projects feasible on a net present value basis. The balance of the funding for projects will be supplied by the LDC. Ten counties in PSNC's franchised territory are currently unserved as are certain areas in other counties. On June 3, 1993, the NCUC entered an order creating an expansion fund for PSNC in the Office of the State Treasurer. PSNC has received approximately $22,923,000 of supplier refunds and interest earned thereon. The NCUC has approved an expansion project for McDowell County which will require funding from PSNC's expansion fund. The total estimated cost to complete this project is approximately $14,500,000, of which up to $8,193,500 can be used from the fund to finance the project. The project was initiated in December 1995 and will serve its first customer during December 1996. PSNC plans to file with the NCUC for approval of additional expansion projects in two other counties before January 1,1997.

Franchises

         Effective July 15, 1996, the NCUC granted PSNC certificates of public convenience and necessity in seven counties in western North Carolina to PSNC's franchised service territory. PSNC's franchised service territory now consists of all or parts of 33 counties in North Carolina. Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without having obtained such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by an LDC and not receiving similar service from another public utility.

         PSNC has nonexclusive franchises from 64 municipalities in which it delivers natural gas. The expiration dates of franchises having specific expiration provisions range from 1998 to 2029. The franchises contain no restrictions of a materially burdensome nature and are adequate for PSNC's business as presently, and as proposed to be, conducted. These franchises have been routinely renewed by the municipalities when they expire. The other communities served by PSNC have not required franchises.

Non-utility Businesses

         During fiscal 1996, PSNC continued its gas brokering activities through its subsidiary, PSNC Production Corporation. This rapidly expanding activity now serves approximately 250 accounts both on and off PSNC's system. Clean Energy Enterprises, Inc. (formerly Tar Heel Energy Corporation) also continued its activities in the refueling of natural gas vehicles and the conversion of gasoline-fueled vehicles to natural gas.

Environmental Matters

         PSNC is subject to regulation with regard to environmental matters by various federal, state and local authorities. PSNC owns or has owned portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated and one site at which a manufactured gas holder was located. Evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC has recorded a total liability of $3,705,000, which represents the minimum amount of the range of $3,705,000 to $50,145,000 expected for investigating and monitoring the extent of environmental degradation and of implementing remedial procedures. See Note 7 to the financial statements for further details regarding this and other environmental matters related to PSNC.

Employees

         At November 30, 1996, PSNC had 1,148 full-time employees compared with 1,121 at November 30, 1995. PSNC considers its relationship with its employees to be good and has never experienced a strike or work stoppage. PSNC has collective bargaining agreements with the International Chemical Workers Union Council of the United Food and Commercial Workers locals representing approximately 330 construction and service employees. Collective bargaining agreements that expired in December 1996 have been renegotiated. These agreements will expire in December 1999.

Seasonality

         Due to the seasonal nature of PSNC's business, the first six months of its fiscal year are generally the most profitable. During fiscal 1996, the quarters ended December 31 and March 31 together accounted for approximately 72% and 75% of PSNC's natural gas sales revenues and volumes, respectively. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.


OPERATING STATISTICS
--------------------
                                                         FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------
                                            1996          1995           1994           1993           1992
                                         ----------     ----------     ----------     ----------     ----------
OPERATING REVENUES - GAS:
  Residential Sales                      $162,967,260   $135,846,213   $137,986,651   $127,119,020   $109,475,477
  Commercial Sales                         74,444,770     57,783,940     67,679,342     66,124,813     57,890,721
  Industrial Sales                         52,460,676     31,483,864     49,970,780     80,861,975     67,125,621
  Gas Transported for Others               17,737,092     21,746,901     17,031,426      4,848,112      4,982,772
  Miscellaneous                             1,272,281      1,032,096      1,036,857      1,035,221        928,751
                                         ------------   ------------    -----------   ------------   ------------
          Total                          $308,882,079   $247,893,014   $273,705,056   $279,989,141   $240,403,342
                                         ============   ============   ============   ============   ============

GAS SUPPLY (DT):
  Natural Gas Purchased                   51,841,058     37,790,467     47,390,194     54,772,352     51,508,887
  Less Increase (Decrease) in Storage        471,720       (257,091)     1,466,236        104,399        (22,568)
  Less Unbilled, Unaccounted For,
   Company Use and Other                   2,518,774      1,979,901      2,156,027      2,166,864      2,182,555
                                          ----------     ----------     ----------     ----------     ----------
          Total Gas Sold                  48,850,564     36,067,657     43,767,931     52,501,089     49,348,900
                                          ==========     ==========     ==========     ==========     ==========
GAS DELIVERED (DT):
  Residential Sales                       22,398,288     17,566,948     18,781,482     18,058,000     16,092,646
  Commercial Sales                        13,925,422     10,827,444     12,261,918     13,031,684     12,613,272
  Industrial Sales                        12,526,854      7,673,265     12,724,531     21,411,405     20,642,982
  Gas Transported for Others              16,795,268     22,551,006     15,120,391      4,678,292      5,508,225
                                          ----------     ----------     ----------     ----------     ----------
          Total                           65,645,832     58,618,663     58,888,322     57,179,381     54,857,125
                                          ==========     ==========     ==========     ==========     ==========

NUMBER OF CUSTOMERS (AT YEAR END):
  Residential                               248,931        246,868        234,948        222,996        214,153
  Commercial                                 38,285 (2)     27,788         25,942         25,688         25,416
  Industrial                                  2,025          2,107          2,249 (3)      1,469 (3)        938
                                            -------        -------        -------        -------        -------
          Total                             289,241        276,763        263,139        250,153        240,507
                                            =======        =======        =======        =======        =======
PER RESIDENTIAL CUSTOMER:
  Average Gas Used (DT)                       89.98          71.16          79.94          80.98          75.15
  Average Revenue                           $654.67        $550.28        $587.31        $570.05        $487.61
  Revenue per DT                              $7.28          $7.73          $7.35          $7.04          $6.49

ANNUAL HEATING DEGREE DAYS (1):
  Actual                                      3,822          2,954          3,389          3,462          3,181
  Normal                                      3,359          3,341          3,341          3,341          3,359
  Percent of Normal                             114%            88%           101%           104%            95%
PEAK DAY DELIVERY (DT)                      433,045        403,581        420,597        350,131        340,905


    (1) Degree day information is based on the Raleigh/Durham area. Fiscal 1996 and 1992 reflect an additional day for leap year.

    (2) Increase is attributable to a reclassification of approximately 8,000 customers from residential to commercial/small industrial during fiscal 1996.

    (3) Increase is attributable to a reclassification of approximately 400 commercial customers to a small industrial classification during fiscal 1994 and fiscal 1993.

                                       EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                         Date Elected
 Name and Age (1)                        Title (1)                                        An Officer
Charles E. Zeigler, Jr.                  Chairman, President and                            11/01/86
   Age - 50                               Chief Executive Officer
John D. Grawe                            Senior Vice President -                            10/03/94
   Age - 48                               Operations
George F. Kast                           Senior Vice President -                            08/24/87
   Age - 50                               Information Systems
Jerry W. Richardson                      Senior Vice President -                            02/23/82
   Age - 51                              Engineering
Fred L. Schmidt                          Senior Vice President -                            01/04/93
   Age - 55                               Human Resources
Robert D. Voigt                          Senior Vice President -                            09/01/81
   Age - 45                              Corporate Development and
                                         Chief Financial Officer
Franklin H. Yoho                         Senior Vice President -                            02/01/91
   Age - 37                              Marketing and Gas Supply
Herbert B. Cox                           Vice President -                                   05/01/90
   Age - 52                              Operations Services
J. Paul Douglas                          Vice President -                                   12/21/94
   Age - 49                              Corporate Counsel and
                                          Secretary
Boyce C. Morrow, Jr.                     Vice President -                                   03/01/90
   Age - 52                              Governmental Relations
Jack G. Mason                            Treasurer                                          03/01/95
   Age - 39
Sharon D. Boone                          Controller and                                     03/01/95
   Age - 43                              Assistant Secretary


   (1) As of November 30, 1996.

         The present terms of all officers extend to January 31, 1997, the date of the next annual meeting of shareholders and the annual meeting of the board of directors, or until their successors are elected and qualified.

         All of the executive officers have served in executive positions with PSNC for the past five years with the exception of Fred L. Schmidt,
J. Paul Douglas, John D. Grawe, Jack G. Mason and Sharon D. Boone.

         Fred L. Schmidt was employed by PSNC on January 4, 1993. Prior to joining PSNC, he was employed by RJR Nabisco, Incorporated in Winston-Salem, North Carolina as Director - Employee Relations, Compensation and
Benefits, and Human Resources Information Systems.

         J. Paul Douglas was employed by PSNC on December 21, 1994. Prior to joining PSNC, he was employed by Conoco Inc. as counsel from March 1991 to December 1994, was a partner with the law firm of Katten, Muchin, Zavis and Dombroff from February 1990 to March 1991 and was a partner with the law firm of Grove, Jaskiewicz, Gilliam and Cobert from February 1984 to February 1990.

         John D. Grawe was employed by PSNC on October 3, 1994. Prior to joining PSNC, he was employed by Wisconsin Power and Light Company, most recently serving as Director of Gas Engineering and Operations.

         Jack G. Mason was employed by PSNC on July 5, 1979. During the past five years, prior to serving as Treasurer, Mr. Mason held the positions of Director - Financial Projects and Assistant Treasurer, Assistant Treasurer, and Assistant Treasurer and Assistant Controller.

         Sharon D. Boone was employed by PSNC on November 15, 1982. During the past five years, prior to serving as Controller and Assistant Secretary, Ms. Boone held the positions of Director - Corporate Accounting, Manager - Corporate Accounting, and Manager - Plant Accounting and Tax Services.

Item 2.  Properties

         PSNC owns 703 miles of transmission pipelines of 2 to 24 inches in diameter that connect its distribution systems with the Texas to New York pipeline transmission system of Transco. PSNC also owns 64% of the 37.5 miles of transmission pipeline associated with the Cardinal pipeline, as discussed more fully in Note 2 to the financial statements. Transco delivers natural gas to PSNC at various points on Transco's pipeline in North Carolina. Natural gas is distributed by PSNC through its 6,044 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-ways held under easement, license or permit on lands owned by others.

         PSNC's Energy Center, which consists of its LNG liquefaction, storage and vaporization facility, is located on a 70-acre tract of land in Cary, North Carolina.

         PSNC also owns 18 commercial office buildings, a measurement operations center, eleven service center buildings, 16 service buildings, and an energy control building; PSNC leases six commercial office buildings for its own use. Two of the service buildings also house training facilities. Another service building is jointly occupied by a NGV conversion facility.

         PSNC's gas utility plant was previously subject to the lien of the Indenture securing its outstanding first mortgage bonds. At September 30, 1995, PSNC had $3,680,000 of first mortgage bonds outstanding. PSNC retired these bonds effective December 1, 1995, and the lien was released during January 1996.

Item 3.  Legal Proceedings

         As more fully disclosed in Part I under "Environmental  Matters" and in
Part II in Note 7 to the financial statements, PSNC owns or has owned portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment, Health and Natural Resources to investigate these sites.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of PSNC's security holders during the three months ended September 30, 1996.


                                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related
Shareholder Matters

         PSNC's common stock is traded on the New York Stock Exchange under the ticker symbol "PGS." PSNC's stock quotations are listed in most publications, including newspapers, as "PubSvcNC" or "PubSNC." Prior to March 1, 1995, PSNC was traded in the over-the-counter market and was included in the NASDAQ National Market System under the symbol "PSNC." At November 30, 1996, there were approximately 11,500 holders of record of PSNC's common stock.

         The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1996 and 1995.

                                                                     Cash
         Quarter                                                   Dividends
          Ended                High                 Low            Declared
          Fiscal
           1996
           Sep 30             $18 5/8             $15 7/8              $.2200
           Jun 30              17                  15 1/8               .2200
           Mar 31              17 7/8              15 7/8               .2125
           Dec 31              18 3/4              15 1/4               .2125

          Fiscal
            1995
           Sep 30              16 3/4              14 7/8               .2125
           Jun 30              16 3/4              14 3/8               .2125
           Mar 31              16 1/2              14                   .2050
           Dec 31              15 1/2              13 3/4               .2050

         On November 13, 1996 the Board of Directors declared a regular quarterly cash dividend on PSNC's common stock of 22(cent) per share, payable on January 1, 1997 to shareholders of record on December 10, 1996. PSNC has paid regular quarterly cash dividends on its common stock since 1958, and has increased cash dividends paid to shareholders each calendar year since 1970.

Item 6.  Selected Financial Data

For the Fiscal Years Ended September 30,                1996        1995        1994         1993       1992

Operating revenues (000's)........................    $308,882    $247,893    $273,705     $279,989   $240,403
Gross margin (000's)..............................    $140,744    $130,828    $118,327     $112,105   $110,003
Net income (000's)................................    $ 23,898    $ 21,421    $ 19,976 (2) $ 14,219   $ 16,750
Earnings per average common share ................    $   1.26    $   1.16    $   1.17 (2) $    .90   $   1.08
Cash dividends declared per common share .........    $   .865    $   .835    $   .805     $   .775   $   .747
Average number of common shares
 outstanding (000's) .............................      18,995      18,509      17,012       15,812     15,373
Capital expenditures (000's)......................    $ 60,428    $ 61,119    $ 45,469     $ 40,127   $ 31,055
Total assets (000's)..............................    $524,889    $456,995    $427,939     $400,946   $379,770
Common equity (000's).............................    $188,635    $173,372    $160,555     $123,662   $115,069
Long-term debt (000's) (1)........................    $140,150    $100,700    $113,680     $124,518   $130,056


(1) Excludes current maturities.
(2) Includes $1,511,000 or $0.09 per share related to sale of propane assets.

Item 7.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition


Results of Operations

Net Margin

For the Fiscal Years Ended September 30,              1996      1995      1994

(Amounts in thousands except
 degree day and customer data)

Gross margin                                        $140,744  $130,828  $118,327
Less - Franchise taxes                                 9,885     7,943     8,766
  Net margin                                        $130,859  $122,885  $109,561


Total throughput (DT):
  Residential                                         22,398    17,567    18,781
  Commercial/small industrial                         14,307    11,855    12,450
  Large commercial/industrial                         28,941    29,197    27,657
                                                      65,646    58,619    58,888

Raleigh/Durham area degree days: (1)
  Actual                                               3,822     2,954     3,389
  Normal                                               3,359     3,341     3,341
  Percent of normal                                      114%       88%      101%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                                    $(8,733)  $ 5,800   $  (138)

Customers at end of period: (2)
  Residential                                        248,940   246,877   234,957
  Commercial/small industrial                         38,624    29,497    27,806
  Large commercial/industrial                          1,677       389       376
                                                     289,241   276,763   263,139


     (1) The increase in normal degree days in 1996 is due to an additional day for the leap year.

     (2) Reflected in customers at September 30, 1996 is the reclassification of approximately 8,000 customers from residential to commercial/small industrial, and 1,300 from commercial/small industrial to large commercial/industrial.

         Total throughput and net margin, defined as operating revenues less cost of gas and franchise taxes, are more meaningful comparative statistics than gas sales volumes and operating revenues when analyzing PSNC's utility operating results. This is because certain large-volume customers purchase gas directly from gas producers or other gas suppliers and transport it through PSNC's pipeline system. PSNC's operating revenues and expenses do not include the commodity cost of this transported gas; however, PSNC earns a margin on the transported gas which is equivalent to the margin that PSNC could earn if it purchased and resold gas to these customers. Also, various temporary collection and refund mechanisms affect both operating revenues and cost of gas equally.

Fiscal 1996

- Net margin increased by $7,974,000, or 6%, in fiscal 1996 as compared to fiscal 1995 primarily due to throughput-related variances associated with an increased customer base. Also reflected in this increase is approximately $1,645,000 related to the Cardinal Pipeline rate increase effective January 26, 1995. The volumes of gas delivered to residential and commercial/small industrial customers increased 28% and 21%, respectively, due to weather that was 29% colder as compared to the prior fiscal year. Both customer bases increased 4% and 8%, respectively, as compared to fiscal 1995. Throughput for lower-margin industrial and large commercial customers decreased 1% as compared to fiscal 1995. This reflects increased weather-related service curtailments to these customers during the year as compared to fiscal 1995. Net throughput-related variances for all customer classes total approximately $6,098,000, including a variance of $14,533,000 related to refunds associated with the operation of the weather normalization adjustment (WNA) mechanism. Net margin for fiscal 1996 also increased due to a $732,000 fiscal 1995 refund related to income tax credits taken in prior periods. These increases were partially offset by a $734,000 charge to expense related to the resolution of accounting issues associated with PSNC's Southern Expansion costs as discussed in Note 2 to the financial statements.

Fiscal 1995

- Net margin increased by $13,324,000, or 12%, in fiscal 1995 as compared to fiscal 1994 primarily due to rate increases associated with the October 7, 1994 general rate case order and the approval of rates for the Cardinal Pipeline effective January 26, 1995. Rate increases that affected PSNC's residential and commercial/small industrial customers account for approximately $11,723,000 of the increase. The quantities of gas delivered to residential and commercial/small industrial customer bases declined 6% and 5%, respectively, due to 13% warmer weather as compared to the prior fiscal year. This decrease was somewhat offset by increases in both customer bases of 5% and 6%, respectively. Net throughput-related variances for these customers total approximately $2,956,000, including $5,938,000 related to the operation of the WNA. The quantities of gas delivered to large commercial/industrial customers rose 6% due to a 3% increase in the customer base and to higher operating levels by some of these customers. This increase resulted in additional net margin of approximately $1,346,000; however, the increase was offset by a price-related decline of approximately $1,539,000 due to both changes in the sales mix and the general rate case order, and to a decline of $430,000 from the prior year in penalty billings for unauthorized gas usage. The twelve-month period also reflects a $732,000 refund ordered by the North Carolina Utilities Commission (NCUC) in the October 7, 1994 rate case order that related to income tax credits taken in prior periods.

Fiscal 1994

- Net margin increased by $6,422,000 or 6% in fiscal 1994 as compared to fiscal 1993. This net increase includes the impact of the $1,225,000 write-off of Southern Expansion costs, as discussed in
         Note 2 to the financial statements, during fiscal 1993. A 5% increase in the residential and a 4% increase in the commercial/small industrial customer bases, as compared to the previous year, generated increases in net margin of $2,937,000 and $1,141,000, respectively. The quantities of gas delivered to residential and commercial/small industrial customers both increased 4% due to the increased customer bases. The WNA variance increased net margin by $440,000 for fiscal 1994 as compared to fiscal 1993. Net margin for the large commercial/industrial customer base increased $1,119,000. Total quantities delivered to large commercial/industrial customers increased only 2% due to curtailments of interruptible customers during January 1994's record cold weather; however, quantities delivered to the general service segment of this customer base increased 14%.


Operating Expenses

         Other operating expenses increased 7% during fiscal 1996. This increase reflects higher salary expenses and employee benefits and increased expenses for uncollectibles, which are based on revenues. These increases were partially offset by reduced outside consulting expenses related to information systems and employee benefits. Prior fiscal year expenses were reduced by adjustments related to group life and hospitalization insurance due to favorable experience and a transfer of a large number of employees to a less costly health maintenance provider. On a straight comparison basis without these insurance adjustments, operating expenses for fiscal 1996 increased 5%.

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

         Maintenance expenses increased 20% in fiscal 1996 and decreased 8% in fiscal 1995 due to the $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites, originally recorded in fiscal 1992. The reversing entry was recorded during fiscal 1995. On a straight comparison basis without this adjustment, maintenance expenses for fiscal 1996 increased 2%. Maintenance expenses decreased 5% in fiscal 1994 due to the absence of expenses relating to maintenance of compressor equipment and the LNG storage tank during fiscal 1993.

         Depreciation expense for all three fiscal years increased due to plant additions. Depreciation expense for fiscal 1995 also reflected higher depreciation rates approved in the October 1994 general rate case order. General taxes increased during fiscal 1996 due to an increase in franchise tax expense reflecting an increase in revenues. The decrease in general taxes during fiscal 1995 is due to a reduction in franchise tax expense reflecting a decrease in revenues. General taxes increased during fiscal 1994 due to increased property tax expense due to an increase in taxable property and higher tax rates.

Other Income (Deductions)

         Other income (deductions) increased $3,132,000 during fiscal 1996. Other interest income increased $1,133,000 over fiscal 1995 due to interest on amounts due from customers through the operation of the Rider D rate mechanism. Winter-period increases in the market price of natural gas resulted in PSNC recording uncollected gas costs, along with increased demand costs, which totaled $17,925,000 at September 30, 1996. Income from unregulated subsidiary operations exceeded fiscal 1995 by $925,000 due largely to gains realized from natural gas brokering activities. Income from secondary market transactions increased $582,000 over the prior year. PSNC realized increases in both the amount of margin generated and an increase in the shareholder portion of these margins from 10% to 25%, by order of the NCUC effective November 1, 1995. Secondary market transactions are any transactions that utilize capacity rights on interstate pipelines. PSNC also realized a $265,000 gain from the sale of property and a $250,000 improvement in merchandise and jobbing.

         Other income (deductions) decreased $4,350,000 during fiscal 1995 due mainly to proceeds received in fiscal 1994 for the sale of PSNC Propane and the absence of operating income from propane operations. Other income (deductions) also decreased due to a loss in merchandise and jobbing largely due to a reclassification of certain sales commission expenses to merchandise and jobbing from other operating expenses in connection with the October 1994 general rate case order. Also contributing to the decrease was the fiscal 1994 reclassification of income from pipeline capacity sales from operating revenues to other income.

         Other income (deductions) increased $4,836,000 during fiscal 1994 mainly due to income from subsidiary operations and from merchandise and jobbing income. Income from subsidiary operations exceeded fiscal 1993 by $2,845,000 primarily due to the sale of the assets of PSNC Propane Corporation to Empiregas, Inc. of North Carolina. The sale resulted in an after-tax gain of $1,511,000, net of expenses, related to terminating the operations, and to after-tax earnings of $810,000 related to gas marketing activities conducted by PSNC Production Corporation. Income from PSNC Propane's operations, net of tax and not including the gain from the asset sale, increased approximately $450,000 as compared to the same period during fiscal 1993. This increase was due to a decreased cost of propane and higher weather-related volumes of propane sold. The June 1994 sale of PSNC Production's remaining exploration and development properties resulted in an after-tax gain of $139,000. Merchandise and jobbing income for fiscal 1994 increased $1,341,000 over fiscal 1993. Although total unit sales decreased, the per unit margin increased due to price changes made in merchandising programs. The previously mentioned reclassification of income from pipeline capacity sales also contributed to the increase.

Interest Deductions

         Interest deductions for fiscal 1996 increased $1,885,000 over fiscal 1996. This increase was due mainly to increased interest expense on long-term debt of $1,136,000 resulting from the January 1996 issuance of $50,000,000 of 6.99% Senior Debentures due 2026. Interest expense on short-term debt increased $845,000 due to the higher average short-term bank loans outstanding.

         Interest deductions for fiscal 1995 and fiscal 1994 decreased $391,000 and $642,000, respectively, due mainly to lower interest expense on declining balances in long-term debt. The declining balance in long-term debt is due to sinking fund payments and to the early redemption in May 1994 of the 9 7/8% First Mortgage Bonds due 1995. These decreases were partially offset by increased interest expense due to higher rates on short-term debt.

Liquidity and Capital Resources

         PSNC's primary capital needs are the funding of its continuing construction program and the seasonal funding of its stored gas inventories. PSNC uses short-term bank loans temporarily, together with internally generated funds, long-term debt and equity financing to fund its continuing construction program. PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1996, total lines of credit with these banks range from a minimum of $24,000,000 to a winter-period maximum of $79,000,000. At September 30, 1996, committed lines of credit totaled $46,000,000. PSNC also has uncommitted annual lines of credit totaling $80,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance construction expenditures, stored gas inventories and other corporate needs. At September 30, 1996 and 1995, PSNC's total short-term bank loans outstanding were $59,500,000 and $51,000,000, respectively.

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

         During September 1996, PSNC made the final additional payment allowed on its 10% Senior Debentures due 2003 of $1,250,000. During September 1995 and 1994, PSNC paid an additional $2,500,000, the maximum additional annual payment permitted pursuant to the terms of this debenture agreement.

         Effective December 1, 1995, PSNC redeemed the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC financed this redemption through the use of short-term bank debt. As this retired the balance of first mortgage bonds, PSNC has closed the original indenture and all supplemental indentures which secured these bonds, and obtained a release of the liens on its property.

         PSNC also generates equity capital through its dividend reinvestment, employee stock purchase and stock option plans. During fiscal 1996, 1995 and 1994, the dividend reinvestment plan generated $5,187,000, $5,069,000 and $5,020,000, respectively, of additional equity capital. The employee stock purchase plan generated $1,198,000, $1,174,000 and $1,255,000, respectively, of additional equity capital. The stock option plan generated net equity capital of $1,232,000, $447,000 and $861,000 for the respective three fiscal years.

         On December 20, 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of senior unsecured debt. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering under the registration statement. The net proceeds of $49,314,000 received on January 16, 1996, were used to pay down a significant portion of the then outstanding short-term debt. On November 5, 1996, the NCUC issued an order that authorized the issuance and sale of up to the remaining $75,000,000 covered by the registration statement. PSNC expects to issue this debt in the first half of fiscal 1997, depending upon market conditions and the interest rate environment. Proceeds will be used to retire a portion of the then outstanding short-term bank loans outstanding.

         The ratio of long-term debt to total capitalization was 42.6% at September 30, 1996, 36.7% at September 30, 1995 and 41.5% at September 30, 1994. PSNC's goal is to maintain a capital structure with a ratio of long-term debt to total capitalization in the 40%-45% range with periodic moderate fluctuations.

         Construction expenditures were $60,428,000, $61,119,000 and $45,469,000 for fiscal 1996, 1995 and 1994, respectively. The fiscal 1995 increase is due mainly to construction costs of $7,332,000 associated with the construction of the Cardinal Pipeline project, and approximately $4,000,000 associated with another transmission project. For fiscal 1997, PSNC's Board of Directors approved a budget of $64,233,000 for PSNC's ongoing construction program. PSNC anticipates spending approximately $65,000,000 annually on its construction program for the next several years.

         As discussed more fully in Note 4 to the financial statements, PSNC and its subsidiaries sponsor a non-contributory defined benefit pension plan covering substantially all employees. There were no contributions made to the plan during fiscal 1994. During fiscal 1995 and 1996, contributions were
$4,659,000 and $2,855,000, respectively. Projected fiscal 1997 plan contributions total $2,801,000.

         As discussed further in Note 11 to the financial statements, PSNC currently estimates paying from its assets, approximately $3,600,000 of special termination benefits to eligible employees in connection with a voluntary early retirement program available from October 14, 1996, until November 27, 1996. This amount, which will be expensed during the first quarter of fiscal 1997, is in addition to regular pension benefits paid from plan assets. As a result of the early retirement program, PSNC anticipates recognizing a pension gain of approximately $1,300,000 during the first quarter of fiscal 1997. PSNC anticipates a permanent savings in annual salaries of approximately $1,100,000 beginning in the second quarter of fiscal 1997 and an increase in annual pension expense of $200,000 beginning in fiscal 1998.

         Restricted cash and temporary investments and restricted supplier refunds are attributable to refunds of $21,480,000 received from PSNC's pipeline transporters since fiscal 1992 and accumulated interest of $1,443,000. The investment and use of these funds have been restricted by an order of the NCUC. These funds are to remain segregated from general funds and may be used only for expansion of PSNC's facilities into unserved territories which would otherwise be uneconomical to serve. In an order dated June 3, 1993, the NCUC created an expansion fund for PSNC in the Office of the State Treasurer. Pursuant to the order, approximately $16,528,000 of the restricted funds have been deposited into the expansion fund. The NCUC has approved an expansion project into McDowell County to be funded from PSNC's expansion fund in an amount up to $8,193,500. PSNC's construction expenditures as of September 30, 1996 relating to this project were approximately $4,900,000, of which $3,700,000 will be refunded from the expansion fund during the first quarter of fiscal 1997. The project was initiated in December 1995 and is expected to be in service by December 1996. PSNC plans to file with the NCUC for approval of additional expansion projects in two other counties before January 1, 1997.

         Net accounts receivable increased $4,295,000 as compared to September 1995. This increase was due primarily to increased revenues billed in September 1996 compared to September 1995.

         Stored gas inventories increased $3,722,000 due to an increase in the average cost of natural gas as compared to September 30, 1995, along with the addition of another storage service during fiscal 1996.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover all prudently incurred gas costs from customers. On a monthly basis, any difference in amounts paid and collected is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at September 30, 1996, reflect undercollections from customers primarily related to the unanticipated surge in natural gas prices during January 1996, when PSNC experienced record throughput. Deferred gas costs at September 30, 1995, reflect undercollections of demand costs from customers.

         The $534,000 increase in the asset for debt expense relates to expenses associated with the 6.99% Senior Debentures due 2026 sold on January 10, 1996.

         Other assets increased $1,509,000 in fiscal 1996 primarily due to a $1,347,000 increase in the investment in Pine Needle LNG Company, LLC and a $367,000 investment in Cardinal Extension Company, LLC.

         The increase in accrued interest reflects interest on the additional 6.99% Senior Debentures due 2026 sold on January 10, 1996, and interest on increased short-term borrowings as compared to September 30, 1995.

         The $8,500,000 increase in interim bank loans at September 30, 1996 as compared to September 30, 1995 relates to deficiencies associated with uncollected gas costs that have been deferred pursuant to the Rider D rate mechanism. PSNC's deferred gas cost balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period.

         Deferred credits and other liabilities increased $3,329,000 due mainly to an increase of $3,627,000 related to net deferred income taxes.

         As discussed more fully in Note 7 to the financial statements, PSNC owns or has owned portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated and one site at which a manufactured gas holder was located. Evaluations of these sites have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) has
recommended that no further action be taken with respect to one site. An environmental consulting firm retained by PSNC estimated that the minimum aggregate costs to investigate and monitor the extent of environmental degradation and to implement remedial procedures with respect to the remaining six sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. In October 1994, PSNC entered into an administrative order of consent with NCDEHNR to investigate the Durham, North Carolina site in accordance with standards and methods approved by NCDEHNR. At September 30, 1996, PSNC had recorded a total liability of the minimum amount of the range, or $3,705,000.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. The pipeline was placed into service in December 1994 and extends 37.5 miles to provide additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. On December 6, 1995, subsidiaries of Transcontinental Gas Pipe Line Corporation (Transco), PSNC, Piedmont, and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC, to purchase and extend the existing Cardinal Pipeline. The extension will span approximately 67 miles at an
estimated  cost  of  $75  million.   PSNC,   through  a  subsidiary,   will  own
approximately  33% of the  new  pipeline,  and  will  contribute  its  net  book investment in the existing pipeline plus additional equity capital of approximately $1 million.

         As discussed  more fully in Note 2 to the  financial  statements,  Pine
Needle LNG Company, LLC (Pine Needle), a limited liability company formed by subsidiaries of Transco and Piedmont, signed an amendment to its operating agreement to add PSNC's subsidiary, PSNC Blue Ridge Corporation, as an owner of Pine Needle effective October 1, 1995. Pine Needle will own, build and operate a four billion cubic foot liquefied natural gas (LNG) storage facility near Transco's pipeline in northwest Guilford County. On April 30, 1996, the Federal Energy Regulatory Commission (FERC), made a preliminary determination to grant a certificate authorizing the construction and operation of Pine Needle. The FERC has approved a 12.75% return on equity for the project, and stated that the debt component of the rate structure will be determined after permanent financing is obtained. On May 30, 1996, the

 NCUC filed an application for rehearing of the preliminary determination. In its request, the NCUC contested the approved rate of return on equity and the proposed capital structure. On November 27, 1996, the FERC issued an order granting a certificate of convenience and necessity authorizing the construction and operation of Pine Needle, and denying the NCUC's request for rehearing of the rate of return and capital structure issues. Construction should begin in early 1997 at an estimated cost of $107 million. The facility is expected to be operational by May 1999. PSNC, through its subsidiary, will own 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. At September 30, 1996, PSNC's investment in Pine Needle totaled $2,055,000.

         On December 2, 1996, PSNC Production Corporation and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. PSNC Production and Sonat Marketing will each own 50% of the new company. Sonat Marketing will contribute $4,944,000 for its 50% ownership in the company. PSNC Production will contribute gas contracts with a net book value of $0 for its 50% ownership in the new company and will be the operator and managing partner. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Therefore, PSNC Production will recognize that contribution as earned over five years, the economic period used in the determination of the contribution amount. Sonat Public Service Company will market natural gas and related services to small industrial and large commercial customers throughout the Mid-Atlantic region, including the states of North Carolina, South Carolina, Maryland, and Virginia, and the District of Columbia. The new company will also provide gas supply management services to municipalities in the Mid-Atlantic region.

Effects of Inflation

         The margin charged to PSNC's firm gas customers may not be increased without a general rate case. Accordingly, in the absence of authorized rate increases and except for changes in the cost of gas sold, which are passed along to customers on a timely basis through various rate adjustment mechanisms, PSNC must look to performance improvement and higher throughput to offset inflationary increases in its cost of operations. Current rates only permit PSNC to recover its historical cost of utility plant and give no recognition to the replacement cost of these facilities. PSNC's last general rate case was filed March 1, 1996 and became effective October 1, 1996. Management continually reviews operations and economic conditions to assess the need for filing for general rate relief.

Recently Issued Accounting Statements

         In March 1995, the Financial Accounting Standards Board (FASB) issued its SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. PSNC adopted this standard on October 1, 1995. Based on the current regulatory structure in which PSNC operates, PSNC's financial position and results of operations were not materially affected.

         In October 1995, the FASB issued its SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement defines a fair value method of accounting for stock options or similar equity instruments and will be effective for PSNC beginning October 1, 1996.

         SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting. Currently PSNC has two stock-based compensation plans which are described in Note 3 to the financial statements. PSNC expects to continue to apply current accounting rules and adopt only the disclosure requirements for these plans. As a result, adoption of the new statement will not directly impact PSNC's financial position or results of operations.

Forward-looking Statements

         Statements contained in this document and the notes to the financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update such statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

Item 8.  Financial Statements and Supplementary Data


                                  Public Service Company of North Carolina, Incorporated and Subsidiaries

                                                      Consolidated Statements of Income

For the Fiscal Years Ended September 30,       1996           1995           1994


Operating revenues                         $308,882,079   $247,893,014   $273,705,056
Cost of gas                                 168,137,830    117,065,047    155,377,642
Gross margin                                140,744,249    130,827,967    118,327,414

Operating Expenses and Taxes:
  Other operating expenses                   50,074,438     47,006,721     45,123,338
  Maintenance                                 5,128,699      4,261,832      4,645,045
  Provision for depreciation                 19,748,947     18,156,134     15,197,428
  General taxes                              16,005,669     13,823,123     14,566,009
  Income taxes -
    Federal                                  11,579,200     10,776,500      8,031,000
    State                                     2,917,300      2,743,800      2,109,000
     Total operating expenses and taxes     105,454,253     96,768,110     89,671,820
Operating income                             35,289,996     34,059,857     28,655,594

Other Income (Deductions):
  Allowance for equity funds used
   during construction                             -            18,244         10,431
  Merchandise and jobbing                       (83,582)      (333,914)       478,848
  Subsidiary operations, net of
   income taxes                               1,327,561        402,344      3,130,113
  Interest income and other                   2,106,868        132,543        950,177
     Total other income (deductions)          3,350,847        219,217      4,569,569
Gross income                                 38,640,843     34,279,074     33,225,163

Interest Deductions:
  Interest on long-term debt                 12,252,379     11,115,979     12,060,285
  Amortization of debt expense                  151,978        137,122        146,983
  Other interest                              2,589,033      1,974,268      1,187,878
  Allowance for borrowed funds used
   during construction                         (250,765)      (369,522)      (146,389)
     Total interest deductions               14,742,625     12,857,847     13,248,757
Net income                                 $ 23,898,218   $ 21,421,227   $ 19,976,406


Average common shares outstanding            18,995,035     18,509,049     17,012,261

Earnings per average common share                 $1.26          $1.16          $1.17


Cash dividends declared per common share          $.865          $.835          $.805

The accompanying notes to consolidated financial statements are an integral part of these statements.


                             Public Service Company of North Carolina, Incorporated and Subsidiaries
                                                  Consolidated Balance Sheets


September 30,                                                                         1996               1995
Assets
Gas Utility Plant:
 In service                                                                       $619,831,020          $566,460,339
 Less - Accumulated depreciation                                                   183,529,378           166,506,014
 Net plant in service                                                              436,301,642           399,954,325
 Construction work in progress                                                       9,386,643             7,484,772
                                                                                   445,688,285           407,439,097

Non-utility Property, net of
 accumulated depreciation (1996 -
 $134,789 and 1995 - $148,864)                                                         691,145               801,118

Current Assets:
 Cash and temporary investments                                                      3,360,640               993,086
 Restricted cash and temporary investments                                           6,394,634             4,215,146
 Receivables, less allowance for
  doubtful accounts (1996 - $2,481,943
  and 1995 - $2,037,855)                                                            17,899,381            13,604,584
 Inventories, at average cost -
  Materials, supplies and merchandise                                                6,704,622             5,576,801
  Stored gas                                                                        15,862,819            12,141,033
 Deferred gas costs, net                                                            17,525,347             3,692,135
 Prepayments                                                                         2,275,674             2,088,850
                                                                                    70,023,117            42,311,635

Deferred Charges and Other Assets:
 Debt expense                                                                        1,418,463               884,392
 Other                                                                               7,067,699             5,558,331
                                                                                     8,486,162             6,442,723
                                                                                  $524,888,709          $456,994,573


Capitalization and Liabilities Capitalization (see statements):
 Common equity                                                                    $188,635,405          $173,372,370
 Long-term debt                                                                    140,150,000           100,700,000
                                                                                   328,785,405           274,072,370

Current Liabilities:
 Current maturities of long-term debt                                                6,800,000            10,480,000
 Accounts payable                                                                   20,300,451            20,411,512
 Accrued taxes                                                                       3,074,823             1,823,638
 Customer prepayments and deposits                                                   6,013,886             5,741,647
 Accrued interest                                                                    3,096,993             2,451,520
 Cash dividends declared                                                             4,222,283             3,971,802
 Restricted supplier refunds                                                         6,394,634             4,215,146
 Other                                                                               3,960,098             3,416,056
                                                                                    53,863,168            52,511,321
 Interim bank loans, due within one year                                            59,500,000            51,000,000
                                                                                   113,363,168           103,511,321

Deferred Credits and Other Liabilities:
 Income taxes, net                                                                  56,232,845            52,605,635
 Investment tax credits                                                              4,210,269             4,645,425
 Accrued pension cost                                                               12,213,788            12,930,801
 Other                                                                              10,083,234             9,229,021
                                                                                    82,740,136            79,410,882
                                                                                  $524,888,709          $456,994,573

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                              Public Service Company of North Carolina, Incorporated and Subsidiaries

                                             Consolidated Statements of Capitalization
September 30,                                          1996             1995

Common Equity:
  Common stock, $1 par, 30,000,000
   shares authorized; shares outstanding
   1996 - 19,204,385 and 1995 - 18,689,346         $ 19,204,385     $ 18,689,346
  Capital in excess of par value                    114,007,859      106,655,316
  Retained earnings                                  55,423,161       48,027,708
                                                    188,635,405      173,372,370

Long-term Debt:
 First mortgage bonds (An equivalent
 portion of gas utility plant pledged
 as collateral) -
  8% Series I, due 1998                                    -           3,680,000

  Senior debentures (unsecured) -
    8.65% due 2002                                   15,000,000       17,500,000
    10% due 2003                                     11,250,000       15,000,000
    10% due 2004                                     38,700,000       43,000,000
    8.75% due 2012                                   32,000,000       32,000,000
    6.99% due 2026                                   50,000,000             -
                                                    146,950,000      111,180,000
   Less - Current maturities                          6,800,000       10,480,000
                                                    140,150,000      100,700,000
                                                   $328,785,405     $274,072,370



                                           Consolidated Statements of Retained Earnings

For the Fiscal Years Ended September 30,     1996          1995         1994

Balance, beginning of year                $48,027,708   $42,142,636  $36,164,769

Add - Net income                           23,898,218    21,421,227   19,976,406
                                           71,925,926    63,563,863   56,141,175

Deduct - Cash dividends declared
          on common stock and other        16,502,765    15,536,155   13,998,539

Balance, end of year                      $55,423,161   $48,027,708  $42,142,636

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                   Public Service Company of North Carolina, Incorporated and Subsidiaries

                                                    Consolidated Statements of Cash Flows

For the Fiscal Years Ended September 30,            1996          1995          1994
Cash Flows from Operating Activities:
  Net income                                     $23,898,218   $21,421,227   $19,976,406
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation charged to operating expenses   19,748,947    18,156,134    15,197,428
     Depreciation charged to other accounts        2,821,518     2,350,489     2,440,130
     Amortization of debt expense and other          151,978       137,122       161,896
     Provision for doubtful accounts               1,706,466     1,404,268     1,493,028
     Amortization of investment tax credits, net    (435,156)     (435,154)     (440,313)
     Deferred income taxes, net                    3,627,210     4,136,329     1,876,372
     Gain on sale of propane assets                     -             -       (3,127,970)
                                                  51,519,181    47,170,415    37,576,977

     Change in assets and liabilities:
      Receivables                                 (6,001,263)    1,639,855    (3,521,320)
      Inventories                                 (4,849,607)    2,690,078    (1,404,041)
      Deferred gas costs, net                    (13,833,212)   (2,958,509)    5,348,373
      Prepayments                                   (186,824)      482,864      (745,459)
      Accounts payable                              (111,061)    4,755,558    (1,848,648)
      Accrued taxes                                1,251,185    (3,963,760)    2,634,559
      Customer prepayments and deposits              272,239       171,656       100,649
      Accrued interest                               645,473       138,428    (1,382,050)
      Other                                        1,602,404       268,917     1,445,207
      Accrued pension cost                          (717,013)   (2,600,758)    2,008,302
Net cash provided by operating activities         29,591,502    47,794,744    40,212,549

Cash Flows from Investing Activities:
  Construction expenditures                      (60,428,321)  (61,118,541)  (45,469,230)
  Non-utility property and other                  (1,801,879)   (1,015,502)   (1,535,728)
  Proceeds from sale of propane assets                  -             -       12,800,126
Net cash used in investing activities            (62,230,200)  (62,134,043)  (34,204,832)

Cash Flows from Financing Activities:
  Issuance of common stock through public
   offering, net of expenses                            -             -       23,406,260
  Issuance of common stock through dividend
   reinvestment, stock purchase and stock
   option plans                                    7,674,585     6,762,526     7,297,969
  Increase (decrease) in interim bank loans, net   8,500,000    28,000,000   (10,500,000)
  Sale of senior debentures, net of expenses      49,313,951          -             -
  Retirement of long-term debt                   (14,230,000)   (7,740,000)  (11,136,000)
  Retirement of common stock                         (58,056)      (71,811)     (162,420)
  Cash dividends                                 (16,194,228)  (14,152,550)  (14,297,880)
Net cash provided by (used in)
   financing activities                           35,006,252    12,798,165    (5,392,071)


Net increase (decrease) in cash and
 temporary investments                             2,367,554    (1,541,134)      615,646
Cash and temporary investments at beginning
 of year                                             993,086     2,534,220     1,918,574
Cash and temporary investments at end of year    $ 3,360,640   $   993,086   $ 2,534,220
Cash paid during the year for:
  Interest (net of amount capitalized)           $13,787,781   $12,137,583   $14,134,527
  Income taxes                                   $11,480,000   $13,486,095   $ 8,927,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Public Service Company of North Carolina, Incorporated

                                         and Subsidiaries

                               Notes to Consolidated Financial Statements

                 For the Fiscal Years Ended September 30, 1996, 1995 and 1994


1.     SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation and Segment Data

              The consolidated financial statements include Public Service Company of North Carolina, Incorporated's (PSNC), wholly-owned subsidiaries, Clean Energy Enterprises, Inc. (previously Tar Heel Energy Corporation), PSNC Blue Ridge Corporation, PSNC Production Corporation, PSNC Propane Corporation, PSNC Cardinal Pipeline Company, and PSNC's interest in Cardinal Pipeline Company, LLC. Through its subsidiaries, PSNC also owns an interest in Cardinal Extension Company, LLC and Pine Needle LNG Company, LLC. All significant intercompany transactions have been eliminated in consolidation.

              PSNC and its subsidiaries operate in one dominant business segment, distribution of natural gas. PSNC Production Corporation, an unregulated subsidiary, is engaged in the marketing of natural gas to large commercial and industrial customers. Through another unregulated subsidiary, Clean Energy Enterprises, Inc., PSNC provides conversion, maintenance and fueling services for natural gas vehicles in selected cities in and beyond its franchised territory. During fiscal 1994, PSNC divested its remaining oil and gas properties, which ended PSNC's participation in exploration and development activities and, PSNC sold its propane subsidiary assets to Empiregas, Inc. of North Carolina.

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

       Depreciation

              PSNC provides for depreciation on a straight-line basis by the application of specific rates to the various classes of depreciable property. These rates, which have been approved by the North Carolina Utilities Commission (NCUC), approximate 3.9%, 3.9% and 3.5% of the cost of depreciable property for fiscal 1996, 1995 and 1994, respectively, on a composite basis.

       Revenues

              Certain customers (primarily residential and commercial) are billed on a cycle basis while other customers are billed as of the end of each month. Revenues are recorded at the time of billing. The cost of gas delivered but unbilled is deferred and recognized in the period in which the related revenue is billed.

       Income Taxes

              PSNC accounts for income taxes pursuant to the Statement of Financial Accounting Standards (SFAS) No. 109, which requires a liability method of accounting for income taxes. Under this method, the deferred tax liability represents the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities and is measured using current tax rates.

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

              Since fiscal 1992, PSNC has received refunds from its pipeline transporters for which the investment and use have been restricted by an order of the NCUC. Pursuant to an order of the NCUC, these funds are to remain segregated from PSNC's general funds and will be used for expansion of PSNC's facilities into unserved territories. These refunds, along with interest earned thereon, are periodically transferred to the Office of the State Treasurer. The balance not transferred is reported in restricted cash and temporary investments and restricted supplier refunds.

       Debt Expense

              PSNC amortizes issuance costs for its debentures over the life of the related debt. PSNC is amortizing the redemption premium and the unamortized issuance costs on its previously refunded Series K First Mortgage Bonds over 15 years, in accordance with the treatment authorized by the NCUC.

       Fair Value of Financial Instruments

              Financial instruments include cash and temporary investments and long-term debt. The amount reported for cash and temporary investments are considered to be reasonable approximations of their fair values due to their short-term nature. The carrying amount of long-term debt (including current maturities) at September 30, 1996, is $146,950,000 as compared to a fair market value of $158,369,000. The fair market value of these instruments is based on current market prices and yields for similar issues.


       Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.


2.     REGULATORY MATTERS

             In PSNC's 1986 general rate case order, a rate mechanism (Rider-D) was authorized. As currently approved by the NCUC, Rider D allows PSNC to record for recovery from its customers all prudently incurred gas costs on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. Additionally, PSNC can recover its margin losses on negotiated gas sales to certain large commercial and industrial customers in any manner authorized by the NCUC. At September 30, 1996, the balance of net gas costs to be collected from customers pursuant to Rider D was approximately $17,925,000.

              In PSNC's 1991 general rate case order, a weather normalization adjustment (WNA) mechanism was authorized. This mechanism allows PSNC to adjust its winter-period gas sales rates to certain customers to avoid undercollections or overcollections of its non-gas costs due to weather fluctuations from normal.

              Effective November 1, 1990, PSNC obtained additional firm capacity from Transcontinental Gas Pipe Line Corporation's (Transco) Southern Expansion project. The demand costs associated with this increased capacity were recorded as a reduction of refunds due customers in accordance with PSNC's interpretation of its tariffs as approved by the NCUC in Docket No. G-5, Sub 246. The Public Staff of the NCUC filed a petition with the NCUC claiming that these amounts were not recoverable from customers under tariffs and laws existing at the time, except through a general rate case. In an order dated April 5, 1991, the NCUC ordered that PSNC's prior treatment of these costs not be disturbed. The NCUC also ordered, prospectively, that these demand costs be collected through all rates on a provisional basis pending further order. In view of this NCUC order, PSNC deferred both the associated costs and the revenue for the period April 5, 1991, through October 31, 1991. In the November 1, 1991, general rate case order, the NCUC approved the prospective collection of these demand costs through all rates. On April 29, 1993, the Public Staff filed a motion with the NCUC requesting that PSNC be ordered to refund to its customers the revenues collected from April 5, 1991, through October 31, 1991 for such costs. On July 27, 1993, the NCUC issued an order requiring the refund as proposed by the Public Staff. As a result of the order, PSNC charged to gas cost expenses during the fourth quarter of fiscal 1993 approximately $1,225,000 of related deferred gas costs and incurred approximately $199,000 of interest on the deferred revenue. On October 16, 1995, the Federal Energy Regulatory Commission (FERC) issued an order on remand, from the United States Court of Appeals for the District of Columbia Circuit, requiring Transco to file revised tariff sheets for Southern Expansion service provided from November 1, 1990, through October 31, 1991. As a result of this order, PSNC received additional charges for the period April 5, 1991, through October 31, 1991, and recorded additional expense of $734,000 during the fourth quarter of fiscal 1996. PSNC believes the October 16, 1995, order to be the final order regarding Southern Expansion charges incurred prior to November 1, 1991, and anticipates no further exposure from this issue.

              On September 25, 1996, the NCUC issued an order in PSNC's general rate case filed during March 1996. The order, effective October 1, 1996, granted additional annual revenues of $2,701,000 and allowed a 10.37% overall return on PSNC's net utility investment. It also approved the continuation of the previously mentioned WNA and Rider D rate mechanisms.

              PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch natural gas pipeline. It was placed into service on December 31, 1994, and extends 37.5 miles from a connection with Transco near Reidsville to Burlington, where it connects with existing pipelines of PSNC and Piedmont. An increase in annual revenues of $3,063,000 was granted by the NCUC to PSNC to recover the cost of the investment, effective January 26, 1995.

              On December 6, 1995, subsidiaries of PSNC, Piedmont, Transco, and

       North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. The pipeline will extend 67 miles from Burlington to a point southeast of Raleigh and will add 140 million cubic feet per day of additional firm capacity for North Carolina consumers. The extension will be project-financed at an estimated cost of $75 million. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45%, and NCNG will own approximately 5% of Cardinal Extension. PSNC, through a subsidiary, will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1 million. Subject to the approval of appropriate state and federal agencies, construction is scheduled to begin in early 1999. The facilities are expected to be in service on or before November 1, 1999.

              PSNC signed an amendment to the operating agreement of Pine Needle LNG Company, LLC (Pine Needle), to add PSNC's subsidiary, PSNC Blue Ridge Corporation, as an owner of Pine Needle effective October 1, 1995. Pine Needle, originally formed by subsidiaries of Transco and Piedmont, will own and operate a liquefied natural gas (LNG) peak demand facility in North Carolina. A subsidiary of Transco will serve as the operator. PSNC Blue Ridge will own 17% of Pine Needle, and PSNC will have the right to use 25% of the facility's gas storage capacity and withdrawal capabilities. The facility, estimated to cost $107 million, will be located near Transco's pipeline northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. Pine Needle plans to seek non-recourse project financing for the facility investment. On April 30, 1996, the FERC made a preliminary determination to grant a certificate authorizing the construction and operation of Pine Needle. The FERC has approved a 12.75% return on equity for the project, and stated that the debt component of the rate structure will be determined after permanent financing is obtained. In July 1996, the FERC staff completed its environmental assessment of Pine Needle and concluded that the project would have no significant environmental impact. Pending FERC approval, construction will begin in early 1997. Through September 30, 1996, PSNC Blue Ridge has invested $2,055,000 in the project. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season. PSNC Blue Ridge will make capital contributions totaling approximately $9 million during the construction period.

3.     COMMON STOCK

              The changes in common stock and capital in excess of par value for the three years ended September 30, 1996 were as follows:

                                                 Common Stock
                                             $1 Par, Authorized
                                              30,000,000 Shares       Capital in
                                             Shares                    Excess of
                                           Outstanding     Amount      Par Value
        September 30, 1993                  15,991,776  $15,991,776  $ 71,505,794

          Issuance through dividend
           reinvestment plan (DRP)             325,434      325,434     4,694,165

          Issuance through employee
           stock purchase plan (ESPP)           86,892       86,892     1,168,261

          Issuance through nonqualified
           stock option plan (NSOP) - net       82,945       82,945       940,272

          Compensation expense - NSOP             -            -           14,154

          Recognition of permanent tax
           differences related to stock
           options exercised                      -            -          196,800

          Issuance through public offering -
           net of expenses                   1,725,000    1,725,000    21,681,260

          September 30, 1994                18,212,047   18,212,047   100,200,706

          Issuance through DRP                 349,315      349,315     4,720,158

          Issuance through ESPP                 90,574       90,574     1,083,265

          Issuance through NSOP - net           37,410       37,410       481,804

          Compensation expense - NSOP             -            -          113,583

          Recognition of permanent tax
           differences related to stock
           options exercised                      -            -           55,800

          September 30, 1995                18,689,346   18,689,346   106,655,316

          Issuance through DRP                 326,618      326,618     4,860,612

          Issuance through ESPP                 92,405       92,405     1,105,164

          Issuance through NSOP - net           96,016       96,016     1,193,770

          Compensation expense - NSOP             -            -           29,197

          Recognition of permanent tax
           differences related to stock
           options exercised                      -            -          163,800

          September 30, 1996                19,204,385  $19,204,385  $114,007,859

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

              Options granted, exercised and canceled for the three years ended September 30, 1996 were as follows:

                               Options      Exercise Price
                              Outstanding       Per Share

    September 30, 1993          338,931
     Granted                    120,000     $13.23
     Exercised                  (98,928)    $ 8.77 to $15.57
     Canceled                   (11,572)    $ 8.77 to $15.57
    September 30, 1994          348,431
     Granted                    120,000     $12.86
     Exercised                  (46,095)    $10.56 to $15.57
     Canceled                    (1,479)    $15.57
    September 30, 1995          420,857
     Granted                    120,000     $14.29
     Exercised                 (101,624)    $10.56 to $15.57
     Canceled                   (11,994)    $12.86 to $15.57
    September 30, 1996          427,239


              PSNC also offers an Employee Stock Purchase Plan under which eligible employees may purchase PSNC's common stock through voluntary payroll deductions at a 10% discount from the fair market value as defined in the plan.

              On August 13, 1996, PSNC received authority from the NCUC to amend its dividend reinvestment plan. The amended plan, effective October 1, 1996, is called the Stock Purchase and Automatic Dividend Reinvestment Plan. At September 30, 1996, 1,668,616 common shares were reserved for issuance under this plan, 141,896 common shares were reserved for granting under the 1992 Nonqualified Stock Option Plan and 369,218 common shares were reserved for issuance under the Employee Stock Purchase Plan.

4.     PENSION AND POSTRETIREMENT PLANS

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

              Net pension cost in fiscal 1996, 1995 and 1994 consisted of the following components (amounts in thousands):


                                            1996    1995    1994
       Service cost                        $2,034  $1,977  $2,026
       Interest cost                        2,972   3,173   3,040
       Actual return on assets             (2,845) (3,320)   (814)
       Net amortization                       (23)    228  (2,244)
       Net pension cost                    $2,138  $2,058  $2,008



              The table below sets forth the amount recognized on PSNC's consolidated balance sheets at September 30, 1996 and 1995 (amounts in thousands):


                                                          1996      1995
    Actuarial present value of benefit obligations:
    Accumulated benefit obligation,
      including vested benefits in
     1996 of $29,405 and 1995 of $32,049                 $30,434   $33,382


     Projected benefit obligation                        $44,458   $45,315
     Plan assets at fair value                            38,503    37,011

     Plan assets under projected
      benefit obligation                                   5,955     8,304
     Unrecognized transition amount                        2,539     2,849
     Unrecognized net gain                                 8,444     7,074
     Unrecognized prior service cost                      (4,724)   (5,296)
     Accrued pension cost                                $12,214   $12,931

     Actuarial assumptions:

     Weighted average discount rate                      7.75%        7%
     Rate of increase in future
      compensation levels                               3.75%-7%   3%-6.25%
    Weighted average expected
      long-term rate of return                              8%        8%


              The majority of plan assets is invested in equities with the balance primarily in fixed income investments. The fair value of PSNC's own common stock held by the plan at the respective 1996 and 1995 measurement dates was approximately $2,710,000 and $2,629,000.

              PSNC offers medical, life and dental insurance coverage to its qualified salaried and hourly retirees. These benefits are unfunded. Retirees are required to contribute for the cost of the coverage. PSNC's policy is to review the contributions required from retirees on an annual basis and to increase retiree contributions as necessary.

       Effective October 1, 1993, PSNC adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard provides for the accrual of the costs of retiree medical, life and dental insurance benefits over the working lifetime of the employees.

              Based on the actuarial valuation of October 1, 1993, the adoption of SFAS No. 106 resulted in a transition obligation of approximately $7,400,000. The following table reconciles the plan's funded status to the accrued benefit cost as of September 30, 1996 and 1995 (amounts in thousands):

                                              1996          1995
       Fair value of plan assets            $  -          $  -

       Accumulated postretirement benefit obligation (APBO):
         Retirees and dependents            $ 2,507       $ 2,163
         Other fully eligible participants    1,445         1,651
         Other active participants            3,380         4,466
                                              7,332         8,280

       Unrecognized prior service cost         (574)         -
       Unrecognized net gain                    256           721
       Unrecognized transition obligation    (3,768)       (6,639)
       Accrued postretirement benefit cost  $ 3,246       $ 2,362


              The net periodic postretirement benefit cost for the twelve months ended September 30, 1996, 1995 and 1994 consists of the following components (amounts in thousands):


                                       1996     1995     1994
  Service cost                       $  258   $  326   $  366
  Interest cost on APBO                 525      599      533
  Amortization of
   transition obligation                258      369      368
  Net amortization                       19      (21)     -
       Net periodic postretirement
        benefit cost                    $1,060   $1,273   $1,267


              As of the 1996 measurement date, the assumed health care cost trend rate used in determining the APBO was 6% in 1996, 9% in 1997, 8% in 1998, 7% in 1999, then decreasing annually to an ultimate trend rate of 5.25% in 2005. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 12%. The service and interest cost components of the net periodic postretirement benefit cost would increase approximately 6%. The net periodic postretirement benefit cost was calculated using a weighted average discount rate of 7%.

       The APBO at the measurement date was determined using a weighted average discount rate of 7.75%.

              PSNC requested recovery of SFAS No. 106 expenses in its general rate case filed with the NCUC on March 9, 1994. In an order dated October 7, 1994, the NCUC granted recovery of these expenses on a prospective basis.

5.     SHORT-TERM BORROWING ARRANGEMENTS

              PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1996, total lines of credit with these banks range from a minimum of $24,000,000 to a winter-period maximum of $79,000,000. PSNC also has uncommitted annual lines of credit totaling $80,000,000. There are no restrictions on the withdrawal of cash balances maintained with these banks. The banks are compensated for the committed lines of credit through the payment of commitment fees. At September 30, 1996 and 1995, there were $59,500,000 and $51,000,000 of short-term loans outstanding, respectively.

              PSNC borrows funds on a short-term basis primarily for its construction program and for the seasonal financing of stored gas. The loans are generally arranged for periods of up to 90 days at rates below the prime rate. Bankers' acceptance loans are arranged for periods of up to 180 days at rates below the prime rate. At September 30, 1996 and 1995, PSNC had no bankers' acceptance loans outstanding.

             Certain information related to short-term borrowings is as follows (dollars in thousands):

                                                   1996          1995

       At year end -
              Amount outstanding                 $59,500       $51,000
              Weighted average rate                 5.69%         6.42%

       During the year -
              Maximum amount outstanding         $82,500       $51,000
              Average daily amount outstanding   $39,944       $25,362
              Weighted average rate                 5.99%         6.10%


              The weighted average rate is determined by dividing the total short-term interest expense for the fiscal year by the average daily amount outstanding during the fiscal year.

6.     INCOME TAXES

              Income tax expense is shown on the consolidated statements of income within the captions listed below. Immediately following are the components of income tax expense (amounts in thousands):

                                   1996               1995              1994
                             Federal   State    Federal   State   Federal   State
Income Statement Captions:
 Operating expenses
  and taxes                  $11,579  $2,917    $10,777  $2,744   $ 8,031  $2,109
 Other income (deductions)       763     202        162      19     1,532     528
                             $12,342  $3,119    $10,939  $2,763   $ 9,563  $2,637

Income Tax Expense:
 Currently payable           $ 9,892  $2,427    $ 8,320  $2,023   $ 9,569  $2,550
 Deferred                      2,885     692      3,054     740       434      87
 Investment tax credits, net    (435)   -          (435)   -         (440)   -
                             $12,342  $3,119    $10,939  $2,763   $ 9,563  $2,637


              A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows (dollars in thousands):

                                            1996          1995        1994

Statutory federal income tax rate              35%           35%         35%
Expected federal income tax expense
  at federal statutory rate               $13,438       $12,230     $10,541
Less: State income tax benefit              1,022           962         757
      Amortization of ITC                     435           435         439
      Tax on subsidiary income                465           141       1,096
      Other                                   (63)          (85)        218
Federal income tax expense                $11,579       $10,777     $ 8,031

              The components of the net deferred tax liabilities as of September 30, 1996 and 1995, are as follows (amounts in thousands):

                                                      1996           1995

Deferred tax assets:
   Regulatory liabilities - income tax amounts     $  4,887       $  5,100
   Pension expense                                    3,719          3,903
   Unamortized ITC                                    1,648          1,767
   Postretirement benefits                            1,046            819
   Insurance reserves                                   679            735
   Other                                                842            778
                                                   $ 12,821       $ 13,102

Deferred tax liabilities:
   Depreciation and property related items         $ 57,512       $ 53,723
   Excess deferred taxes due to
    a change in the statutory rate                   10,591         10,914
   Regulatory assets - income tax amounts               647            701
   Other                                                304            370
                                                   $ 69,054       $ 65,708

Net deferred tax liabilities                       $ 56,233       $ 52,606

7.     ENVIRONMENTAL ISSUES

              PSNC owns or has owned portions of six sites in North Carolina on which MGPs were formerly operated and one site at which a manufactured gas holder was located. Of the seven sites with which PSNC is involved, intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions made during visits to the sites. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North
       Carolina Department of Environment, Health and Natural Resources (NCDEHNR) has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining six sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes costs of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third party claims and recoveries from other potentially responsible parties (PRPs). Another North Carolina public utility or its predecessors also operated the MGPs in Raleigh, Durham and Asheville, and PSNC is in discussion with that utility regarding potential cost sharing arrangements for investigation and potential remediation costs of four of the sites. At this time, PSNC has not reached a definitive agreement regarding such arrangements.

              An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of September 30, 1996, PSNC has recorded a liability and associated regulatory asset of the minimum amount of the range, or $3,705,000.

              The NCUC concluded that it is proper and in the public interest to allow recovery of prudently incurred clean-up costs from current customers as reasonable operating expenses even though the MGP sites are not used and useful in providing gas service to current customers. However, the NCUC will not allow recovery of carrying costs on deferred amounts. Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs deemed by the NCUC to be prudently incurred will be recoverable in gas rates.

8.     LONG-TERM DEBT

              Effective December 1, 1995, PSNC redeemed the remaining $3,680,000 balance of its 8% Series I First Mortgage Bonds, due 1998, at a redemption price of 100.35%. PSNC financed this redemption through the use of short-term bank debt. As this redemption retired the balance of first mortgage bonds, PSNC has closed the original indenture and all supplemental indentures which secured these bonds, and obtained a release of the liens on its property.

              On December 20, 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of unsecured debt securities. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering under the registration statement. The net proceeds of $49,314,000 were used to pay down a significant portion of the then outstanding short-term bank debt.

              Maturities of long-term debt during each of the next five fiscal years will be as follows: 1997, $6,800,000; 1998, $9,300,000; 1999,
       $9,300,000; 2000, $11,800,000; and 2001, $6,800,000.

              Under terms of the debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions, the most significant of which could restrict payment of dividends. At September 30, 1996, PSNC is in compliance in all material respects with the requirements of its debt agreements.

9.     CONSTRUCTION PROGRAM

              The construction program for fiscal 1997, as presently planned, provides for expenditures of $64,233,000.

10.    CONTINGENT LIABILITIES

              PSNC is party to certain legal actions. Although it is impossible to predict the outcomes with certainty, based upon the opinions of legal counsel, management does not expect the dispositions of these matters to have a materially adverse effect on PSNC's financial position or results of operations.

11.    EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


              PSNC offered special benefits to eligible employees in connection with a voluntary early retirement program. This special termination benefit, which is payable in addition to the employee's regular plan benefits, was available until November 27, 1996. Special termination benefits totaling approximately $3,600,000 will be paid to employees upon their retirement from PSNC's assets rather than from the pension plan assets. PSNC anticipates accelerating the recognition of approximately $1,300,000 of the unrecognized net gain and unrecognized net asset as allowed in SFAS No. 88, "Employers' Accounting for Settlements and
       Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The net effect of these two transactions will be recognized during the first quarter of fiscal 1997.

              On December 2, 1996, PSNC Production Corporation and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. PSNC Production and Sonat Marketing will each own 50% of the new company. Sonat Marketing will contribute $4,944,000 for its 50% ownership in the company. PSNC Production will contribute gas contracts with a net book value of $0 for its 50% ownership in the new company and will be the operator and managing partner. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Therefore, PSNC Production will recognize that contribution as earned over five years, the economic period used in the determination of the contribution amount. Sonat Public Service Company will market natural gas and related services to small industrial and large commercial customers throughout the Mid-Atlantic region, including the states of North Carolina, South Carolina, Maryland, and Virginia, and the District of Columbia. The new company will also provide gas supply management services to municipalities in the Mid-Atlantic region.

12.    SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

              The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1996 and 1995 (amounts in thousands, except per share data):


                                                     1996
                                  Fourth       Third     Second    First
Operating revenues               $33,100     $58,807   $142,053  $74,922

Gross margin                      16,303      26,425     61,500   36,516

Operating income (loss)           (2,165)      3,905     23,177   10,374

Net income (loss)                 (5,250)      1,441     20,577    7,131

Earnings (loss)
  per share (1)                     (.27)        .08       1.09      .38


                                                    1995
                                  Fourth       Third     Second    First

Operating revenues               $26,718     $41,650   $112,690  $66,835

Gross margin                      16,042      24,236     57,452   33,099

Operating income (loss)           (1,222)      3,595     21,849    9,838

Net income (loss)                 (4,350)        605     18,503    6,663

Earnings (loss) per share           (.23)        .03       1.00      .36


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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Public Service Company of North Carolina, Incorporated:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of North Carolina, Incorporated (PSNC), a North Carolina corporation, and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of PSNC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of North Carolina, Incorporated and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





s/Arthur Andersen LLP

Charlotte, North Carolina,
October 29, 1996
(except with respect to the matters
discussed in Note 11 as to which
the date is December 3, 1996)

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

         The system of internal accounting controls is augmented by PSNC's internal audit department, which has unrestricted access to all levels of PSNC management. The internal audit department meets periodically, with and without the presence of management, with the Audit Committee of the Board of Directors to discuss, among other things, PSNC's system of internal accounting controls and the adequacy of the internal audit program. The Audit Committee is comprised of six directors who are not officers or employees of PSNC.

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



s/Charles E. Zeigler, Jr.                 s/Robert D. Voigt
----------------------------              -------------------------
Charles E. Zeigler, Jr.                   Robert D. Voigt
Chairman, President and                   Senior Vice President - Corporate
Chief Executive Officer                   Development & Chief Financial
Officer

         Supplementary Data

                 The information for this item is contained in Note 12 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)" on page 41 of this annual report.


         Item 9.  Changes in and Disagreements With Accountants
                       on Accounting and Financial Disclosure

         None.

                                                   PART III


         Item 10.  Directors and Executive Officers of the Registrant

         Directors

                  The information for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors and Committees of the Board - Compliance with Section 16(a)" in PSNC's proxy statement dated December 9, 1996, relating to the January 31, 1997 annual meeting of shareholders, which section is incorporated herein by reference.

         Executive Officers

                  The information for this item is set forth on page 11 of this annual report.


         Item 11.  Executive Compensation

                  The information for this item is set forth in the sections entitled "Executive Compensation," "Employee Retirement Plans," "Performance Graph" and "The Board of Directors and Committees of the Board" in PSNC's proxy statement dated December 9, 1996, relating to the January 31, 1997 annual meeting of shareholders, which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and (l) of Regulation S-K).

         Item 12.  Security Ownership of Certain Beneficial Owners and
         Management

                  The information for this item is set forth in the section entitled "Common Stock Ownership By Directors and Executive Officers" in PSNC's proxy statement dated December 9, 1996, relating to the January 31, 1997 annual meeting of shareholders, which section is incorporated herein by reference.


         Item 13.  Certain Relationships and Related Transactions

                  The information for this item is set forth in the sections entitled "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in PSNC's proxy statement dated December 9, 1996, relating to the January 31, 1997 annual meeting of shareholders, which sections are incorporated herein by reference.


                                                   PART IV


         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
         8-K



                           Page

         (a)      1.       Financial statements -

                  Consolidated Statements of Income for the
                     Fiscal Years Ended September 30, 1996,
               1995 and 1994                                             25
                  Consolidated Balance Sheets at
                     September 30, 1996 and 1995                         26
                  Consolidated Statements of Capitalization
                     at September 30, 1996 and 1995                      27
                  Consolidated Statements of Retained
                     Earnings for the Fiscal Years Ended
                     September 30, 1996, 1995 and 1994                   27
            Consolidated Statements of Cash Flows for
                     the Fiscal Years Ended September 30, 1996,
                     1995 and 1994                                       28
            Notes to Consolidated Financial Statements
                     for the Fiscal Years Ended September 30,
                     1996, 1995 and 1994                               29-41
                  Report of Independent Public Accountants                42
                  Management's Responsibility for Financial Statements    43

                                                                       Page
              2.  Financial statement schedules -

                  The  following  financial  statement  schedules  are  included herein:

                  Supplemental Schedules:
                  Report of Independent Public Accountants                48
                  Schedule II - Reserves for the Fiscal Years Ended
                    September 30, 1996, 1995 and 1994                  49-51



              All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

              3.  Exhibits -

                  See Exhibit Index on page 53 of this annual report.

         (b)               Reports on Form 8-K -

              There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



       As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into PSNC's previously filed Registration Statements on Form S-3 (File Nos. 33-65205 and 33-10637) and Form S-8 (File Nos. 33-17996, 33-49153 and 33-48909).



s/Arthur Andersen LLP

Charlotte, North Carolina,
December 10, 1996

                                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Public Service Company of North Carolina, Incorporated included in this Form 10-K, and have issued our report thereon dated October 29, 1996 (except with respect to the matters discussed in Note 11 as to which the date is December 3, 1996). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

s/Arthur Andersen LLP
Charlotte, North Carolina,
October 29, 1996

 PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

Column A                                      Column B        Column C              Column D        Column E
----------------                            -----------      ----------------     -----------       --------
                                                                Additions
                                                                Charged To
                                              Balance At       ------------------                      Balance
                                              Beginning        Operating   Other                       At End
Description                                   Of Period         Expenses   Income    Deductions(1)    Of Period
----------------                            ------------       ------------------   --------------   ----------
DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                                   $2,037,855        $1,635,210  $71,256      $1,262,378   $2,481,943

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $1,969,469
      Less - Recoveries on accounts previously written off                707,091
                                                                       $1,262,378

                                                                     49

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

Column A                                      Column B        Column C              Column D        Column E
----------------                            -----------      ----------------     -----------       --------
                                                                Additions
                                                                Charged To
                                              Balance At       ----------------                      Balance
                                              Beginning        Operating  Other                       At End
Description                                   Of Period         Expenses  Income    Deductions(1)    Of Period
----------------                            ------------       -----------------   --------------   ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                                  $1,467,887        $1,335,441 $68,827      $834,300   $2,037,855

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $1,496,453
      Less - Recoveries on accounts previously written off                662,153
                                                                       $  834,300

                                                                     50

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994
Column A                                      Column B        Column C              Column D        Column E
----------------                            -----------      ----------------     -----------       --------
                                                                 Additions
                                                                Charged To
                                              Balance At       ----------------                      Balance
                                              Beginning        Operating  Other                       At End
Description                                   Of Period         Expenses  Income    Deductions(1)    Of Period
----------------                            ------------       -----------------   --------------   ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                                   $1,303,171        $1,430,708 $101,166   $1,367,158    $1,467,887

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $2,049,726
      Less - Recoveries on accounts previously written off                682,568
                                                                       $1,367,158

                                                                     51

                                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIC SERVICE COMPANY
                                          OF NORTH CAROLINA, INCORPORATED
                                         (Registrant)

                                               s/Charles E. Zeigler, Jr.
                                               Charles E. Zeigler, Jr.
                                               Chairman, President and
December 10, 1996                              Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 10, 1996.


s/Charles E. Zeigler, Jr.             s/Robert D. Voigt
Charles E. Zeigler, Jr.               Robert D. Voigt
Chairman, President and               Senior Vice President -
Chief Executive Officer               Corporate Development
(Principal executive officer)         and Chief Financial Officer
                                      (Principal financial and
                                      accounting officer)

s/William C. Burkhardt                s/B. Frank Matthews, II
William C. Burkhardt - Director       B. Frank Matthews, II - Director

s/William A. V. Cecil                 s/William L. O'Brien, Jr.
William A. V. Cecil - Director        William L. O'Brien Jr. - Director

s/Bert Collins                        s/D. Wayne Peterson
Bert Collins - Director               D. Wayne Peterson - Director

s/John W. Copeland                    s/Ben R. Rudisill, II
John W. Copeland - Director           Ben R. Rudisill, II - Director

s/H. Max Craig, Jr.                   s/G. Smedes York
H. Max Craig, Jr. - Director          G. Smedes York - Director

s/Van E. Eure
Van E. Eure - Director

                                                 EXHIBIT INDEX

         The following documents are filed as a part of this annual report on Form 10-K for the fiscal year ended September 30, 1996. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

Exhibit
Number

*3-A-4       -   Amended and Restated Charter, dated February 1, 1991. (File
                No. 0-1218, 10-K--1992, Exhibit 3-A-4).

*3-I         -   By-laws, as amended to date.  (File No. 0-1218, 10-Q--March
                 31, 1994, Exhibit 3-I).

*4-A         -   Debenture Purchase Agreement, dated as of June 15, 1987, for
                 $25,000,000 of 8.65% Senior Debentures due August 31, 2002.
                 (File No. 0-1218, 10-K--1987, Exhibit 4-A).

*4-B         -   Debenture Purchase Agreement, dated as of September 15,
                 1988, for $25,000,000 of 10% Senior Debentures due October
                 1, 2003.  (File No. 0-1218, 10-K--1988, Exhibit 4-B).

*4-C         -   Debenture Purchase Agreement, dated as of December 5, 1989, for $43,000,000 of 10% Senior Debentures due December 1,
                 2004.  (File No. 0-1218, 10-K--1989, Exhibit 4-C).

*4-D         -   Debenture Purchase Agreement, dated as of June 25, 1992, for
                 $32,000,000 of 8.75% Senior Debentures due June 30, 2012.
                 (File No. 0-1218, 10-Q--June 30, 1992, Exhibit 4-D).

*4-E-1       -   Indenture dated as of January 1, 1996, as supplemented by a
                 First Supplemental Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North
                 Carolina, as trustee.  (File No. 1-11429, 10-Q--December 31,
                 1995, Exhibit 4-E-1).

*4-E-2       -   Specimen of the certificate representing the $50,000,000
                 aggregate principal amount of 6.99% Senior Debentures Due
                 2026 issued by PSNC on January 16, 1996.  (File No. 1-11429,
                 10-Q--December 31, 1995, Exhibit 4-E-2).

*10-A-5      -   Natural Gas Sales Agreement - TEMCO/PSNC FT-1 between PSNC and Transco Energy Marketing Company dated January 1, 1989.
                 (File No. 0-1218, 10-Q--March 31, 1989, Exhibit 19-A).

*10-A-7      -   Firm Seasonal Transportation Agreement dated June 29, 1990, between PSNC and Transcontinental Gas Pipe Line Corporation.
                 (File No. 0-1218, 10-K--1990, Exhibit 10-A-7).

Exhibit
Number

*10-A-8      -   Firm Sales Service Agreement under Rate Schedule FS, dated
                 August 1, 1991, between PSNC and Transcontinental Gas Pipe
                 Line Corporation.  (File No. 0-1218, 10-Q--March 31, 1992,
                 Exhibit 10-A-8).

*10-A-9      -   Firm Sales Service Agreement under Rate Schedule FS, dated
                 August 1, 1991, between PSNC and Transcontinental Gas Pipe
                 Line Corporation.  (File No. 0-1218, 10-Q--March 31, 1992,
                 Exhibit 10-A-9).

*10-A-10     -   Firm Sales Service Agreement under Rate Schedule FS, dated
                 August 1, 1991, between PSNC and Transcontinental Gas Pipe
                 Line Corporation.  (File No. 0-1218, 10-Q--March 31, 1992,
                 Exhibit 10-A-10).

*10-A-11     -   Firm Sales Service Agreement under Rate Schedule FS, dated
                 August 1, 1991, between PSNC and Transcontinental Gas Pipe
                 Line Corporation.  (File No. 0-1218, 10-Q--March 31, 1992,
                 Exhibit 10-A-11).

*10-A-13     -   Firm Transportation Service Agreement under Rate Schedule
                 FT, dated August 1, 1991, between PSNC and Transcontinental
                 Gas Pipe Line Corporation.  (File No. 0-1218, 10-K--1992,
                 Exhibit 10-A-13).

*10-A-15     -   Firm Transportation Service Agreement under Rate Schedule
                 FT, dated February 1, 1992, between PSNC and
                 Transcontinental Gas Pipe Line Corporation.  (File No. 0-
                 1218, 10-K--1993, Exhibit 10-A-15).

*10-A-16     -   Firm Transportation Service Agreement under Rate Schedule
                 FT-NN, dated October 8, 1993, between PSNC and CNG
                 Transmission Corporation.  (File No. 0-1218, 10-K--1993,
                 Exhibit 10-A-16).

*10-A-17     -   Firm Transportation Service Agreement under Rate Schedule
                 FT-NN-GSS, dated October 8, 1993, between PSNC and CNG
                 Transmission Corporation.  (File No. 0-1218, 10-K--1993,
                 Exhibit 10-A-17).

*10-A-18     -   Firm Transportation Service Agreement under Rate Schedule
                 FT-A, dated November 1, 1993, between PSNC and Tennessee Gas
                 Pipeline Company.  (File No. 0-1218, 10-K--1993, Exhibit 10-
                 A-18).

*10-A-19     -   Firm Transportation Service Agreement under Rate Schedule
                 FT-1, dated November 1, 1993, between PSNC and Texas Eastern
                 Transmission Corporation.  (File No. 0-1218, 10-K--1993,
                 Exhibit 10-A-19).

*10-A-20     -   Firm Transportation Service Agreement under Rate Schedule
                 FT, dated November 1, 1993, between PSNC and Texas Gas
                 Transmission Corporation.  (File No. 0-1218, 10-K--1993,
                 Exhibit 10-A-20).

*10-A-21     -   Firm Transportation Service Agreement under Rate Schedule
                 FT, dated October 1, 1993, between PSNC and Transcontinental
                 Gas Pipe Line Corporation.  (File No. 0-1218, 10-K--1993,
                 Exhibit 10-A-21).

Exhibit
Number

*10-A-22    -   Firm Transportation Service Agreement under Rate Schedule
                FT, dated June 6, 1994, between PSNC and Transcontinental
                Gas Pipe Line Corporation.  (File No. 1-11429, 10-K--
                September 30, 1995, Exhibit 10-A-22).

*10-A-23    -   Firm Transportation Service Agreement under Rate Schedule
                FT, dated April 30, 1995, between PSNC and Transcontinental
                Gas Pipe Line Corporation.  (File No. 1-11429, 10-K--
                September 30, 1995, Exhibit 10-A-23).

*10-A-24    -   Firm Transportation Service Agreement under Rate Schedule
                FT, dated January 24, 1996, between PSNC and
                Transcontinental Gas Pipe Line Corporation.  (File No. 1-
                11429, 10-Q--June 30, 1996, Exhibit 10-A-24).

*10-A-25    -   General Storage Service Agreement under Rate Schedule GSS, dated October 17, 1995, between PSNC and CNG Transmission
                Corporation.  (File No. 1-11429, 10-Q--June 30, 1996,
                Exhibit 10-A-25).

*10-A-26    -   Firm Transportation Service Agreement under Rate Schedule
                FT-NN-GSS, dated October 17, 1995, between PSNC and CNG
                Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
                1996, Exhibit 10-A-26).

*10-A-27    -   Firm Transportation Service Agreement under Rate Schedule
                FT, dated  January 24, 1996, between PSNC and CNG
                Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
                1996, Exhibit 10-A-27).

*10-A-28    -   Firm Transportation Service Agreement under Rate Schedule
                FT-NN, dated  October 17, 1995, between PSNC and CNG
                Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
                1996, Exhibit 10-A-28).

*10-A-29    -   Firm Transportation Service Agreement under Rate Schedule
                FT, dated January 19, 1996, between PSNC and Texas Gas
                Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
                1996, Exhibit 10-A-29).

*10-A-30    -   Firm Transportation Service Agreement under Rate Schedule
                FT-1, dated October 30, 1995, between PSNC and Texas Eastern
                Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
                1996, Exhibit 10-A-30).

Exhibit
Number

*10-A-31    -   Interruptible Transportation Service Agreement under Rate
                Schedule IT, dated January 23, 1996, between PSNC and
                Transcontinental Gas Pipe Line Corporation.  (File No. 1-
                11429, 10-Q--June 30, 1996, Exhibit 10-A-31).

*10-B-2     -   General Storage Service Agreement under Rate Schedule GSS, dated May 2, 1972, between PSNC and Transcontinental Gas
                Pipe Line Corporation. (Registration No. 2-53708, Exhibit
                5.4).

*10-B-4     -   Liquefied Natural Gas Storage Service Agreement under Rate
                Schedule LG-A, dated August 5, 1974, between PSNC and
                Transcontinental Gas Pipe Line Corporation.  (Registration
                No. 2-53708, Exhibit 5.6).

*10-B-5     -   Eminence Storage Service Agreement under Rate Schedule ESS, dated November 1, 1993, and Amendment, dated December 1,
                1993, between PSNC and Transcontinental Gas Pipe Line
                Corporation.  (File No. 0-1218, 10-K--1993, Exhibit 10-B-5).

*10-B-6     -   Washington Storage Service Agreement under Rate Schedule
                WSS, dated August 1, 1991, between PSNC and Transcontinental
                Gas Pipe Line Corporation.  (File No. 0-1218, 10-Q--March
                31, 1994, Exhibit 10-B-6).

*10-C-1     -   1987 Nonqualified Stock Option Plan.  (Registration No.
                33-17996, Exhibit 4.1).

*10-C-2     -   1992 Nonqualified Stock Option Plan.  (Registration No. 33-
                48909, Exhibit 4).

*10-D-3     -   Construction, Operating and Management Agreement by and
                between Public Service Company of North Carolina, Inc. and
                Cardinal Pipeline Company, LLC, dated March 23, 1994.  (File
                No. 0-12-18, 10-Q--March 31, 1994, Exhibit 10-D-3).

*10-E       -   Underwriting Agreement, dated January 10, 1996, between PSNC and Morgan Stanley & Co. Incorporated.  (File No. 1-11429,
                10-Q--December 31, 1995, Exhibit 10-E).

 11         -   Statement re computation of per share earnings.

*19         -   Letter regarding change in method of accounting for the
                commodity cost of gas purchased and delivered to customers but not billed and recorded as revenue during the current period. (File No. 0-1218, 10-Q--March 31, 1981, Exhibit
                19).

 21        -   Subsidiaries of Registrant.

Exhibit
Number

 23         -   Consent of Independent Public Accountants.  (Set forth on
                page 47 of this annual report).

 27         -   Financial Data Schedule.

*99         -   Revised Item 21 of Part II to the Registration Statement on
                Form S-8, Registration No. 33-27903.  (File No. 0-1218, 10-
                K--1990, Exhibit 28-C).

                                                                   EXHIBIT 11

                       PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                         AND SUBSIDIARIES

                                COMPUTATION OF EARNINGS PER SHARE

                 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




                                           1996         1995         1994
                                       -----------  -----------  -----------

Earnings available for common          $23,898,218  $21,421,227  $19,976,406
                                       -----------  -----------  -----------

Average common shares outstanding       18,995,035   18,509,049   17,012,261

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                              72,358       54,281       60,520
                                       -----------  -----------  -----------
Average common shares outstanding as
 adjusted                               19,067,393   18,563,330   17,072,781
                                       -----------  -----------  -----------

Earnings per share, as adjusted              $1.25        $1.15        $1.17
                                             =====        =====        =====

------------
This calculation is submitted in accordance with Regulation S-K item 601(b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results indilution of less than 3%.

                                                                   EXHIBIT 21

                       PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                      SUBSIDIARIES OF REGISTRANT (1)



              Clean Energy Enterprises, Inc.
              Cardinal Pipeline Company, LLC (2)
              PSNC Blue Ridge Corporation
              PSNC Cardinal Pipeline Company
              PSNC Production Corporation
              PSNC Propane Corporation
              Sonat Public Service Company L.L.C. (3)



           (1) The above subsidiaries are incorporated or organized in the state of North Carolina, with the exception of Sonat Public Service Company L.L.C., which is a Delaware LLC. PSNC Exploration Corporation was dissolved August, 1996.

           (2)  64% ownership by PSNC.

           (3)  50% ownership by PSNC Production Corporation.
                                                       59