Form 10-Q
period 1996-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1997-02-14
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

 400 COX ROAD, P.O. BOX 1398
 GASTONIA, NORTH CAROLINA
 (Address of principal executive offices)

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

Number of shares of Common Stock, $1 par value, outstanding
at January 31, 1997..................................................19,468,260

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



                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)



                                              Three Months Ended      Twelve Months Ended
                                                  December 31             December 31
                                                  -----------             -----------
                                                1996      1995          1996       1995
                                                ----      ----          ----       ----
Operating revenues                            $ 93,653  $ 74,922      $327,614   $255,980
Cost of gas                                     52,201    38,406       181,934    121,735
                                              --------  --------      --------   --------
Gross margin                                    41,452    36,516       145,680    134,245
                                              --------  --------      --------   --------

Operating expenses and taxes:
  Operating and maintenance                     15,757    13,212        57,748     53,406
  Provision for depreciation                     5,394     4,797        20,346     18,520
  General taxes                                  4,393     3,704        16,695     14,003
  Income taxes                                   4,870     4,429        14,937     13,721
                                              --------  --------      --------   --------
                                                30,414    26,142       109,726     99,650
                                              --------  --------      --------   --------
Operating income                                11,038    10,374        35,954     34,595

Other income, net                                  992       434         3,909        642

Interest deductions                              4,124     3,677        15,190     13,348
                                              --------  --------      --------   --------
Net income                                    $  7,906  $  7,131      $ 24,673   $ 21,889
                                              ========  ========      ========   ========

Average common shares outstanding               19,296    18,771        19,126     18,629

Earnings per share                                $.41      $.38         $1.29      $1.18

Cash dividends declared per share                 $.22    $.2125        $.8725     $.8425


                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                Dec 31       Sep 30      Dec 31
                                                 1996         1996        1995
                                                 ----         ----        ----

Gas utility plant                              $641,294     $629,218    $584,495
  Less - Accumulated depreciation               189,212      183,529     171,637
                                               --------     --------    --------
                                                452,082      445,689     412,858
                                               --------     --------    --------

Non-utility property, net                           678          691         728
                                               --------     --------    --------

Current assets:
  Cash and temporary investments                  4,481        3,361       3,285
  Restricted cash and temporary investments      11,321        6,395       5,101
  Receivables, less allowance for
   doubtful accounts                             54,740       17,899      37,761
  Materials and supplies                          6,981        6,705       5,975
  Stored gas inventory                           14,407       15,863      10,357
  Deferred gas costs, net                        25,910       17,525      14,878
  Prepayments and other                           1,903        2,275       1,867
                                               --------     --------    --------
                                                119,743       70,023      79,224
                                               --------     --------    --------

Deferred charges and other assets                 9,772        8,486       6,680
                                               --------     --------    --------
  Total                                        $582,275     $524,889    $499,490
                                               ========     ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                        $ 19,309     $ 19,204    $ 18,793
   Capital in excess of par value               115,847      114,008     108,230
   Retained earnings                             59,051       55,423      51,166
                                               --------     --------    --------
                                                194,207      188,635     178,189
  Long-term debt                                183,350      140,150      93,900
                                               --------     --------    --------
                                                377,557      328,785     272,089
                                               --------     --------    --------

 Current liabilities:
  Maturities of long-term debt                    9,300        6,800       9,300
  Accounts payable                               48,191       20,301      35,159
  Accrued taxes                                   6,674        3,075       4,360
  Customer prepayments and deposits               6,611        6,014       6,844
  Cash dividends and interest                     7,191        7,319       5,615
  Restricted supplier refunds                     6,475        6,395       5,101
  Other                                           4,435        3,960       3,361
                                               --------     --------    --------
                                                 88,877       53,864      69,740
  Interim bank loans                             30,000       59,500      77,000
                                               --------     --------    --------
                                                118,877      113,364     146,740
                                               --------     --------    --------
Deferred credits and other liabilities:
  Income taxes, net                              57,380       56,233      53,802
  Investment tax credits                          4,079        4,210       4,509
  Accrued pension cost                           10,646       12,214      12,817
  Deferred revenues                               3,834         -           -
  Other                                           9,902       10,083       9,533
                                               --------     --------    --------
                                                 85,841       82,740      80,661
                                               --------     --------    --------
  Total                                        $582,275     $524,889    $499,490
                                               ========     ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                 December 31
                                                 -----------
                                               1996      1995
                                               ----      ----

Balance beginning of period                   $51,166   $45,027
Add - Net income                               24,673    21,889
Deduct - Common stock dividends
          and other                            16,788    15,750
                                              -------   -------

Balance end of period                         $59,051   $51,166
                                              =======   =======




                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                             Three Months Ended    Twelve Months Ended
                                                December 31            December 31
                                             ------------------    ---------------

                                               1996      1995        1996       1995
                                              -------   -------     -------    -----

Cash Flows From Operating Activities:
  Net income                                  $ 7,906   $ 7,131     $24,673    $21,889
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other           6,441     5,779      24,656     22,177
    Deferred income taxes, net                  1,147     1,196       3,578      4,439
                                              -------   -------     -------    -------
                                               15,494    14,106      52,907     48,505
    Change in operating assets and liabilities:
       Receivables, net                       (37,361)  (24,572)    (18,791)    (9,192)
       Inventories                              1,179     1,386      (5,057)     2,198
       Accounts payable                        27,891    14,748      13,032      8,807
       Accrued pension cost                    (1,568)     (114)     (2,170)    (2,569)
       Other                                   (4,835)   (8,183)     (6,901)   (13,768)
                                              -------   -------     -------    -------
                                                  800    (2,629)     33,020     33,981
                                              -------   -------     -------    -------


Cash Flows From Investing Activities:
  Construction expenditures                   (12,288)  (10,765)    (61,951)   (56,562)
  Non-utility and other                          (512)      112      (2,426)      (963)
                                              -------   -------     -------    -------
                                              (12,800)  (10,653)    (64,377)   (57,525)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses   49,404      -         98,718       -
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       1,767     1,525       7,917      7,011
  Increase (decrease) in interim bank
   loans, net                                 (29,500)   26,000     (47,000)    46,000
  Retirement of long-term debt
   and common stock                            (4,329)   (7,980)    (10,637)   (15,765)
  Cash dividends                               (4,222)   (3,971)    (16,445)   (15,464)
                                              -------   -------     -------    -------
                                               13,120    15,574      32,553     21,782
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                          1,120     2,292       1,196     (1,762)
Cash and temporary investments
 at beginning of period                         3,361       993       3,285      5,047
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 4,481   $ 3,285     $ 4,481    $ 3,285
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 4,164   $ 4,411     $13,541    $12,829
  Income taxes                                   -         -         11,480     11,043

                          NOTES TO FINANCIAL STATEMENTS




1. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in PSNC's 1996 Annual Report. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

         PSNC's business is seasonal in nature; therefore, the financial results for any interim period are not necessarily indicative of those which may be expected for the annual period.

2. In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement defines a fair value method of accounting for stock options or similar equity instruments and was adopted by PSNC beginning October 1, 1996.

         SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting. Currently PSNC has two stock- based compensation plans which are described in Note 3 to the financial statements in PSNC's 1996 Annual Report. PSNC will continue to apply current accounting rules and adopt only the disclosure requirements for these plans. As a result, adoption of the new statement will not directly impact PSNC's financial position or results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)         Three Months Ended December 31
                                  -----------------------------------------
                                                          Increase
                                    1996       1995      (Decrease)      %
                                    ----       ----      ----------      -
Gross margin                      $ 41,452   $ 36,516     $  4,936       14
Less - Franchise taxes               3,022      2,419          603       25
                                  --------   --------     --------
  Net margin                      $ 38,430   $ 34,097     $  4,333       13
                                  ========   ========     ========

Total volume throughput (DT):
  Residential                        5,876      5,702          174        3
  Commercial/small industrial        3,572      3,721         (149)      (4)
  Large commercial/industrial        8,726      7,795          931       12
                                  --------   --------    ---------
                                    18,174     17,218          956        6
                                  ========   ========    =========


System average degree days:
  Actual                             1,313      1,454         (141)     (10)
  Normal                             1,289      1,289            -        -
  Percent of normal                    102%       113%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                 $   (788)  $ (2,030)   $   1,242

Customers at end of period: (1)
  Residential                      266,014    261,706        4,308        2
  Commercial/small industrial       39,179     31,471        7,708       24
  Large commercial/industrial        2,388        389        1,999      NMF
                                  --------   --------    ---------
                                   307,581    293,566       14,015        5
                                  ========   ========    =========

         (1) During fiscal 1996 approximately 8,000 customers were reclassified from residential to commercial/small industrial, and approximately 2,000 from commercial/small industrial to large commercial/industrial.

         Net margin for the three months ended December 31, 1996 increased $4,333,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                      Commercial/     Large
                                        Small       Commercial/
                       Residential   Industrial    Industrial     Other   Total
                       -----------   ----------    ----------     -----   -----

Price variance *
 General rate increase
  effective 10/96          $2,199       $  880       $(1,203)   $ -      $1,876
Volume variances, net       1,580           (1)        1,014      -       2,593
Other                        -            -             -         (136)    (136)
                           ------       ------       -------    ------   ------
Total                      $3,779       $  879       $  (189)   $ (136)  $4,333
                           ======       ======       =======    ======   ======

*Includes changes in sales mix.

         This increase in net margin is due primarily to the general rate increase effective October 1, 1996 and to an increase in the number of customers served.


(Amounts in thousands except
 degree day data)                      Twelve Months Ended December 31
                                   -----------------------------------

                                                           Increase
                                     1996        1995     (Decrease)      %
Gross margin                       $145,680    $134,245    $ 11,435        9
Less - Franchise taxes               10,489       8,202       2,287       28
                                   --------    --------    --------
   Net margin                      $135,191    $126,043    $  9,148        7
                                   ========    ========    ========


Total volume throughput (DT):
  Residential                        22,573      19,101       3,472       18
  Commercial/small industrial        14,157      12,674       1,483       12
  Large commercial/industrial        29,872      29,417         455        2
                                   --------    --------    --------
                                     66,602      61,192       5,410        9
                                   ========    ========    ========


System average degree days:
  Actual                              3,715 *     3,458         257        7
  Normal                              3,402 *     3,384          18        1
  Percent of normal                     109%        102%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                  $ (7,490)   $    248    $ (7,738)

* Reflects an additional day for leap year.

         Net margin for the twelve months ended December 31, 1996 increased $9,148,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/    Large
                                     Small     Commercial/
                      Residential  Industrial  Industrial   Other    Total
                      -----------  ----------  ----------   -----    -----

Price variance *
 General rate increase
  effective 10/96          $2,403      $1,231      $ (518)  $  -    $ 3,116
Volume variances, net       5,135       1,343       1,177      -      7,655
Southern Expansion           -           -           -        (734)    (734)
Other                        -           -           -        (889)    (889)
                           ------      ------      ------  -------  -------
Total                      $7,538      $2,574      $  659  $(1,623) $ 9,148
                           ======      ======      ======  =======  =======

*  Includes changes in sales mix.

         This increase in net margin is due primarily to an increase in the number of customers served and the general rate increase effective October 1, 1996. Net margin for twelve months ending December 31, 1996 was partially offset by a $734,000 charge to cost of gas expense related to the final resolution of regulatory and related accounting issues associated with Southern Expansion pipeline costs.

         Operating and maintenance expenses for the three and twelve months ended December 31, 1996 increased 19% and 8%, respectively, as compared to the same periods last year. Approximately $1,440,000 of the increase resulted from expenses related to the voluntary early retirement program offered during the first quarter of fiscal 1997, as discussed in Note 11 to the financial statements in PSNC's 1996 Annual Report. Net of this one-time charge, operating and maintenance expenses increased 8% and 5%, respectively. Operating and maintenance expenses also increased as a result of annual salary increases, increased power usage at PSNC's liquefied natural gas facility and increased reserves for uncollectibles, which are based on revenues. These increases were partially offset by an insurance refund and adjustment related to group life and health insurance expense which was the result of favorable experience and the transfer of employees to a less costly health maintenance provider.

         As a result of the early retirement program, PSNC anticipates an ongoing annual savings in salaries of approximately $1,101,000 partially offset by an increase in annual pension expense of $200,000. Approximately $675,000 of these net savings will be allocated to operating and maintenance expenses.

         Depreciation expense increased for the three and twelve months ended December 31, 1996 due to utility plant additions. For the three- and twelve-month period, general taxes increased 19% due primarily to increased franchise taxes based on operating revenues that increased 25% and 28%, respectively.

         Other income for the three and twelve months ended December 31, 1996 increased $558,000 and $3,267,000 due primarily to increased interest income associated with deferred gas costs. Other income also increased due to increased gains realized by PSNC's secondary market transactions and increased income earned from natural gas brokering activities of PSNC's gas marketing subsidiary. Also contributing to the increase during the twelve-month period was a $265,000 gain from the sale of land during June 1996. For the three- and twelve-month periods, the increases were partially offset by a one-time expense of $235,000 for the merchandise and jobbing salaries related to the previously- discussed voluntary early retirement program.

         Interest deductions for the three and twelve months ended December 31, 1996 increased 12% and 14% as compared to the same periods last year. These increases reflect interest expense on the January 1996 issuance of $50,000,000 of 6.99% Senior Debentures due 2026. Offsetting the increase in interest expense for the three-month period is a decrease in interest expense on short-term debt resulting from lower average bank loans outstanding and decreased interest rates during the period.

         The change in earnings per share for the three- and twelve-month periods reflect an increase of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment stock purchase and stock option plans.

Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1997 construction budget is approximately $64,400,000, compared to actual construction expenditures for fiscal 1996 of $60,428,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the three and twelve months ended December 31, 1996 were $12,288,000 and $61,951,000, respectively, as compared to $10,765,000 and $56,562,000 for the same periods a year ago.

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

         On November 5, 1996, the North Carolina Utility Commission (NCUC) issued an order that authorized the issuance and sale of up to the remaining $75,000,000 covered by a $125,000,000 shelf registration statement filed with the Securities and Exchange Commission in December 1995. On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering under the registration statement. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt.

         At December 31, 1996, restricted cash and temporary investments were $11,321,000, an increase from $6,395,000 at September 30, 1996. This net increase was due primarily to the restricted cash contribution from Sonat Marketing Company L.P. As discussed in Note 11 to the financial statements in PSNC's 1996 Annual Report, PSNC Production Corporation and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. Sonat Marketing contributed $4,944,000 for its 50% ownership of which approximately $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution not yet earned if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restrictions on the cash investment will be released annually in equal amounts over a four-year period.

         The increase in receivables at December 31, 1996 as compared to December 31, 1995, reflects higher customer billings due to increased tariff rates for residential and small general service customers.

         Stored gas inventories increased $4,050,000 as compared to December 1995. This increase was due to an increase in the average cost of natural gas and the addition of a storage service during fiscal 1996.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at December 31, 1996, September 30, 1996, and December 31, 1995 primarily represent undercollections from customers of $25,910,000, $17,525,000 and $14,878,000, respectively. These undercollections at December and September 1996 primarily reflect the unanticipated surge in the price of natural gas. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC.

         The increase in deferred charges and other assets as compared to September 30, 1996 was primarily the result of the deferred debt expense associated with the December 12, 1996 sale of 7.45% Senior Debentures previously discussed and investments in Pine Needle LNG Company, LLC (Pine Needle) and Cardinal Extension Company, LLC (Cardinal Extension). The increase as compared to December 31, 1995 is also due to investments in Pine Needle and Cardinal Extension and increased deferred debt expense for both the January and December 1996 sale of senior debentures.

         The increase in accounts payable at December 31, 1996 of $13,032,000 as compared to December 31, 1995 is primarily due to natural gas purchased at higher costs.

         The increase in accrued taxes at December 31, 1996 as compared to the prior year is primarily due to an increase in accrued income and franchise taxes.

         The decrease in accrued pension cost at December 31, 1996 is due to the recognition of $1,475,000 of the unrecognized net gains and assets in the pension plan during December 1996, related to the voluntary early retirement program.

Regulatory Matters

         PSNC began providing natural gas service in McDowell County during December 1996. This was the first project undertaken by PSNC using monies from its NCUC-approved expansion fund. The original estimate to complete this project was approximately $14,500,000, of which $8,193,500 will be financed by PSNC's expansion fund. Through December 31, 1996, $12,603,000 was spent with additional estimated charges of $1,000,000 pending. A total of $7,781,000 has been received from the expansion fund.

         PSNC currently provides natural gas service to the eastern portion of Haywood County, and plans to extend service to western Haywood County, including the towns of Waynesville, Clyde and Lake Junaluska by late 1997 or early 1998. The current estimated cost to serve this area is $7,182,000. On December 30, 1996, PSNC filed an application with the NCUC requesting expansion funds for this project in the amount of $5,006,000. A hearing on this application has been set for March 26, 1997.

         The Cardinal Pipeline was placed into service in December 1994 and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In September 1995, PSNC, Piedmont Natural Gas Company, Inc. (Piedmont), Transcontinental Gas Pipe Line Corporation (Transco), and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form a limited liability company (LLC) to purchase and extend the Cardinal Pipeline. As proposed, the pipeline will be extended 67 miles from Burlington to a point southeast of Raleigh, will add 140 million cubic feet per day of additional firm capacity (100 million for PSNC and 40 million for NCNG), and will cost an estimated $75 million. On December 23, 1996, the LLC filed an application with the NCUC for approval of this project. A public hearing is scheduled for May 20, 1997.

         Pine Needle was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess and PSNC, and by the Municipal Gas Authority of Georgia. This liquefied natural gas storage facility, estimated to cost $107 million, will be located near Transco's pipeline northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. On April 30, 1996, the Federal Energy Regulatory Commission
(FERC) made a preliminary determination to grant a certificate authorizing the construction and operation of Pine Needle. It approved a 12.75% return on equity for the project, and stated that the debt component of the rate structure will be determined after permanent financing is obtained. The NCUC filed an application for rehearing of this order, which FERC denied on November 27, 1996. The NCUC filed a petition for review of FERC's order on January 24, 1997 with the United States Court of Appeals for the District of Columbia Circuit.

          On November 14, 1996, PSNC filed an application with the NCUC requesting deferred accounting for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. Similar costs will be incurred by businesses worldwide and the Emerging Issues Task Force of the Financial Accounting Standards Board has determined that these costs should be expensed as incurred. PSNC requested that approximately $3,000,000 of estimated contractor labor be deferred for subsequent recovery in a future rate case. On January 30, 1997, the Public Staff of the NCUC responded to the application by stating that such costs are neither extraordinary nor material, and should be expensed as incurred. PSNC has requested the NCUC to permit PSNC to file a reply on or before March 4, 1997.

                                                                  EXHIBIT 11

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                        COMPUTATION OF EARNINGS PER SHARE
                    (In thousands, except per share amounts)


                                    Three Months Ended      Twelve Months Ended
                                        December 31             December 31
                                        -----------             -----------
                                      1996       1995         1996       1995
                                      ----       ----         ----       ----
Net income                          $  7,906   $  7,131     $ 24,673   $ 21,889
                                    --------   --------     --------   --------

Average common shares outstanding     19,296     18,771       19,126     18,629

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                           106         93           76         70
                                    --------   --------     --------   --------

Average common shares outstanding
 as adjusted                          19,402     18,864       19,202     18,699
                                    --------   --------     --------   --------

Earnings per share, as adjusted        $ .41      $ .38        $1.28      $1.17
                                       =====      =====        =====      =====



     This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No.
15 because it results in dilution of less than 3%.

                                             PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

        As more fully disclosed in Part I under  "Environmental  Matters" and in
Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1996, PSNC owns or has owned portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment, Health and Natural Resources to investigate these sites.

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

               Part II Exhibits:

                  4-E-3 Second Supplemental Indenture dated as of December 15, 1996 to Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee.
                  4-E-4 Specimen of the certificate representing the $50,000,000 aggregate principal amount of 7.45% Senior Debentures Due 2026 issued by PSNC on December 15, 1996 is included in Exhibit 4-E-3.

                  10-A-32 Firm Transportation Agreement dated November 1, 1995, between PSNC and Transcontinental Gas Pipe Line Corporation.
                  10-B-7 Amendment dated December 1, 1994 to the Eminence Storage Service Agreement under Rate Schedule ESS, between PSNC and Transcontinental Gas Pipe Line Corporation.
                  10-B-8 General Storage Service Agreement under Rate Schedule GSS, dated July 1, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation.
                  10-D-4 Construction, Operation and Maintenance Agreement by and between Pine Needle Operating Company and Pine Needle LNG Company, LLC dated August 8, 1995.
                  10-D-5 Operating Agreement of Pine Needle LNG Company, LLC dated August 8, 1995.
                  10-D-5.1 Amendment to Operating Agreement of Pine Needle LNG Company, LLC dated October 1, 1995.

        (b)    Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended December 31, 1996.

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


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED
                                                        (Registrant)





Date 2-14-97                                /s/Charles E. Zeigler, Jr.

                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date 2-14-97                                /s/Jack G. Mason

                                            Jack G. Mason
                                            Vice President - Treasurer
                                            and Chief Financial Officer