Form 10-Q
period 1997-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1997-05-13
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549
                                          FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, $1 par value, outstanding
at April 30, 1997................  .................................19,619,700

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

                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)


                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31             March 31            March 31
                               ------------------   ------------------  -------------------
                                 1997      1996       1997      1996      1997       1996
                               --------  --------   --------  --------  --------   --------
Operating revenues             $150,146  $142,053   $243,800  $216,975  $335,707   $285,343
Cost of gas                      82,977    80,553    135,179   118,959   184,358    147,050
                               --------  --------   --------  --------  --------   --------
Gross margin                     67,169    61,500    108,621    98,016   151,349    138,293
                               --------  --------   --------  --------  --------   --------

Operating expenses and taxes:
  Operating and maintenance      15,328    14,389     31,085    27,601    58,687     53,584
  Provision for depreciation      5,521     4,897     10,916     9,694    20,971     18,918
  General taxes                   6,503     6,229     10,896     9,933    16,968     15,082
  Income taxes                   14,052    12,808     18,922    17,238    16,181     14,786
                               --------  --------   --------  --------  --------   --------
                                 41,404    38,323     71,819    64,466   112,807    102,370
                               --------  --------   --------  --------  --------   --------
Operating income                 25,765    23,177     36,802    33,550    38,542     35,923

Other income, net                 1,064     1,074      2,057     1,508     3,899      1,742

Interest deductions               4,442     3,674      8,566     7,351    15,958     13,702
                               --------  --------   --------  --------  --------   --------
Net income                     $ 22,387  $ 20,577   $ 30,293  $ 27,707  $ 26,483   $ 23,963
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     19,513    18,959     19,404    18,865    19,265     18,749

Earnings per share                $1.15     $1.09      $1.56     $1.47     $1.37      $1.28

Cash dividends declared
 per share                         $.22    $.2125       $.44     $.425      $.88       $.85


                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands)



                                          ASSETS

                                                  Mar 31     Sep 30      Mar 31
                                                   1997       1996        1996
                                                 --------   --------    --------
Gas utility plant                                $652,405   $629,218    $595,263
  Less - Accumulated depreciation                 194,610    183,529     175,582
                                                 --------   --------    --------
                                                  457,795    445,689     419,681
                                                 --------   --------    --------

Non-utility property, net                             664        691         716
                                                 --------   --------    --------

Current assets:
  Cash and temporary investments                    3,782      3,361       4,089
  Restricted cash and temporary investments        11,410      6,395       5,467
  Receivables, less allowance for
   doubtful accounts                               51,794     17,899      49,813
  Materials and supplies                            7,206      6,705       5,937
  Stored gas inventory                              9,567     15,863       4,383
  Deferred gas costs, net                          18,601     17,525      17,996
  Prepayments and other                             2,474      2,275       2,118
                                                 --------   --------    --------
                                                  104,834     70,023      89,803
                                                 --------   --------    --------

Deferred charges and other assets                  11,295      8,486       8,405
                                                 --------   --------    --------
  Total                                          $574,588   $524,889    $518,605
                                                 ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                          $ 19,546   $ 19,204    $ 18,979
   Capital in excess of par value                 119,662    114,008     110,769
   Retained earnings                               77,138     55,423      67,709
                                                 --------   --------    --------
                                                  216,346    188,635     197,457
  Long-term debt                                  183,350    140,150     143,900
                                                 --------   --------    --------
                                                  399,696    328,785     341,357
                                                 --------   --------    --------

Current liabilities:
  Maturities of long-term debt                      9,300      6,800       9,300
  Accounts payable                                 20,288     20,301      43,926
  Accrued taxes                                    14,124      3,075      13,064
  Customer prepayments and deposits                 3,591      6,014       3,172
  Cash dividends and interest                       8,643      7,319       7,695
  Restricted supplier refunds                       6,564      6,395       5,467
  Other                                             4,398      3,960       3,009
                                                 --------   --------    --------
                                                   66,908     53,864      85,633
  Interim bank loans                               23,500     59,500      10,000
                                                 --------   --------    --------
                                                   90,408    113,364      95,633
                                                 --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                57,717     56,233      55,007
  Investment tax credits                            3,697      4,210       4,129
  Accrued pension cost                              9,119     12,214      12,703
  Deferred revenues                                 3,589       -            155
  Other                                            10,362     10,083       9,621
                                                 --------   --------    --------
                                                   84,484     82,740      81,615
                                                 --------   --------    --------
  Total                                          $574,588   $524,889    $518,605
                                                 ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                  March 31
                                             -------------------
                                                1997      1996
                                             --------   -------
Balance beginning of period                   $67,709   $59,740
Add - Net income                               26,483    23,963
Deduct - Common stock dividends
          and other                            17,054    15,994
                                              -------   -------

Balance end of period                         $77,138   $67,709
                                              =======   =======



                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                              Six Months Ended     Twelve Months Ended
                                                  March 31               March 31
                                              -----------------    -------------------
                                               1997      1996        1997       1996
                                              -------   -------    --------    -------

Cash Flows From Operating Activities:
  Net income                                  $30,293   $27,707     $26,483    $23,963
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          12,512    11,819      24,687     22,840
    Deferred income taxes, net                  1,484     2,401       2,710      4,822
                                              -------   -------     -------    -------
                                               44,289    41,927      53,880     51,625
    Change in operating assets and liabilities:
       Receivables, net                       (35,262)  (37,414)     (3,849)   (22,989)
       Inventories                              5,795     7,398      (6,453)     2,106
       Accounts payable                           (13)   23,514     (23,638)    25,750
       Accrued pension cost                    (3,095)     (228)     (3,583)      (280)
       Other                                    7,641    (5,051)      2,443    (16,897)
                                              -------   -------     -------    -------
                                               19,355    30,146      18,800     39,315
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (23,976)  (23,133)    (61,271)   (57,066)
  Non-utility and other                        (1,399)     (561)     (2,640)    (1,530)
                                              -------   -------     -------    -------
                                              (25,375)  (23,694)    (63,911)   (58,596)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses   49,404    49,314      49,404     49,314
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       5,841     4,274       9,242      7,175
  Increase (decrease) in interim bank
   loans, net                                 (36,000)  (41,000)     13,500     (6,500)
  Retirement of long-term debt
   and common stock                            (4,329)   (7,980)    (10,637)   (15,525)
  Cash dividends                               (8,475)   (7,964)    (16,705)   (15,706)
                                              -------   -------     -------    -------
                                                6,441    (3,356)     44,804     18,758
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                            421     3,096        (307)      (523)
Cash and temporary investments
 at beginning of period                         3,361       993       4,089      4,612
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 3,782   $ 4,089     $ 3,782    $ 4,089
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 7,109   $ 5,960     $14,937    $11,923
  Income taxes                                  7,120     5,080      13,520     10,914

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

         SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting. Currently PSNC has two stock-based compensation plans which are described in Note 3 to the financial statements in PSNC's 1996 Annual Report. PSNC will continue to apply current accounting rules and adopt only the disclosure requirements for these plans. As a result, adoption of the new statement will not directly impact PSNC's financial position or results of operations.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)          Three Months Ended March 31
                                    -----------------------------------------
                                                           Increase
                                      1997       1996     (Decrease)       %
                                    --------   --------    ---------       --
Gross margin                        $ 67,169   $ 61,500    $  5,669         9
Less - Franchise taxes                 4,827      4,566         261         6
                                    --------   --------    --------
  Net margin                        $ 62,342   $ 56,934    $  5,408         9
                                    ========   ========    ========

Total volume throughput (DT):
  Residential                          9,499     12,068      (2,569)      (21)
  Commercial/small industrial          5,195      6,593      (1,398)      (21)
  Large commercial/industrial          8,732      6,893       1,839        27
                                    --------   --------    --------
                                      23,426     25,554      (2,128)       (8)
                                    ========   ========    ========

System average degree days:
  Actual                               1,512      2,073*       (561)      (27)
  Normal                               1,820      1,838*        (18)       (1)
  Percent of normal                       83%       113%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  5,842   $ (4,762)   $ 10,604

Customers at end of period: (1)
  Residential                        268,244    259,122       9,122         4
  Commercial/small industrial         39,815     36,654       3,161         9
  Large commercial/industrial          2,399        392       2,007       NMF
                                    --------   --------    --------
                                     310,458    296,168      14,290         5
                                    ========   ========    ========

* Reflects an additional day for leap year.

     (1) During the twelve months ended March 31, 1997, approximately 2,600 customers were reclassified from residential to commercial/small industrial, and approximately 2,000 from commercial/small industrial to large commercial/industrial.

       Net margin for the three months ended March 31, 1997 increased $5,408,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                    Commercial/     Large
                                      Small       Commercial/
                     Residential    Industrial    Industrial    Other     Total
                     -----------    ----------    -----------   ------    ------
 Price variance *
  General rate increase
   effective 10/96       $3,564       $1,394       $(1,997)    $ -        $2,961
 Volume variances, net      712         (537)        1,957       -         2,132
 Other                     -            -             -           315        315
                         ------       ------       -------     ------     ------
  Total                  $4,276       $  857       $   (40)    $  315     $5,408
                         ======       ======       =======     ======     ======

 * Includes changes in sales mix.

     This increase in net margin is due primarily to the general rate increase effective October 1, 1996 and an increase in the number of customers served.

(Amounts in thousands except
 degree day data)                        Six Months Ended March 31
                                    -----------------------------------------
                                                             Increase
                                      1997        1996      (Decrease)     %
                                    --------    --------    ---------      --
Gross margin                        $108,621    $ 98,016    $  10,605      11
Less - Franchise taxes                 7,849       6,984          865      12
                                    --------    --------    ---------
  Net margin                        $100,772    $ 91,032    $   9,740      11
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         15,375      17,769       (2,394)    (13)
  Commercial/small industrial          8,766      10,314       (1,548)    (15)
  Large commercial/industrial         17,459      14,689        2,770      19
                                    --------    --------    ---------
                                      41,600      42,772       (1,172)     (3)
                                    ========    ========    =========

System average degree days:
  Actual                               2,825       3,527*        (702)    (20)
  Normal                               3,109       3,127*         (18)     (1)
  Percent of normal                       91%        113%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  5,054    $ (6,792)   $  11,846

* Reflects an additional day for leap year.

     Net margin for the six months ended March 31, 1997 increased $9,740,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                      Commercial/     Large
                                        Small      Commercial/
                        Residential   Industrial   Industrial   Other   Total
                        -----------   ----------   ----------   -----   ------
Price variance*
 General rate increase
  effective 10/96          $ 5,763      $2,274      $(3,201)    $ -    $ 4,836
Volume variances, net        2,292        (538)       2,972       -      4,726
Other                         -           -            -          178      178
                           -------      ------      -------     -----  -------
 Total                     $ 8,055      $1,736      $  (229)    $ 178  $ 9,740
                           =======      ======      =======     =====  =======

 * Includes changes in sales mix.

      This increase in net margin is due primarily to the general rate increase effective October 1, 1996 and an increase in the number of customers served.

(Amounts in thousands except
 degree day data)                        Twelve Months Ended March 31
                                    -----------------------------------------
                                                             Increase
                                      1997        1996      (Decrease)     %
                                    --------    --------    ---------      --
Gross margin                        $151,349    $138,293    $  13,056       9
Less - Franchise taxes                10,750       9,143        1,607      18
                                    --------    --------    ---------
  Net margin                        $140,599    $129,150    $  11,449       9
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         20,005      21,329       (1,324)     (6)
  Commercial/small industrial         12,759      13,680         (921)     (7)
  Large commercial/industrial         31,710      28,471        3,239      11
                                    --------    --------    ---------
                                      64,474      63,480          994       2
                                    ========    ========    =========


System average degree days:
  Actual                               3,154       3,778*        (624)    (17)
  Normal                               3,384       3,402*         (18)     (1)
  Percent of normal                       93%        111%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  3,113    $ (5,788)   $   8,901

* Reflects an additional day for leap year.

       Net margin for the twelve months ended March 31, 1997 increased $11,449,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                     Commercial/    Large
                                        Small      Commercial/
                        Residential  Industrial    Industrial    Other    Total
                        -----------  ----------    ----------    -----    ------
Price variance*
 General rate increase
  effective 10/96          $ 5,854      $2,352    $(3,143)     $ -      $ 5,063
Volume variances, net        3,641         190      3,654        -        7,485
Resolution - S. Expansion     -           -           -           (734)    (734)
Other                         -           -           -           (365)    (365)
                           -------      ------    -------      -------  -------
 Total                     $ 9,495      $2,542    $   511      $(1,099) $11,449
                           =======      ======    =======      =======  =======

* Includes changes in sales mix.

       This increase in net margin is due primarily to an increase in the number of customers served and the general rate increase effective October, 1996.

     Operating and maintenance expenses for the three, six and twelve months ended March 31, 1997 increased 7%, 13% and 10%, respectively, as compared to the same periods last year. For the six and twelve months ended March 31, 1997, approximately $1,440,000 of the increase resulted from expenses related to the voluntary early retirement program offered during the first quarter of fiscal 1997, as discussed in Note 11 to the financial statements in PSNC's 1996 Annual Report. Net of this one-time charge, operating and maintenance expenses increased 7% for both the six- and twelve-month periods ended March 31, 1997. Operating and maintenance expenses increased for all three periods due to increases in costs associated with outsourcing meter reading, the provision for uncollectible accounts, which is based on revenues, increased professional fees, outside services for consultants in the information systems and public relations areas, employee education and other employee-related benefits. Also contributing for the increase for the six- and twelve-month periods was increased power usage at PSNC's liquefied natural gas facility. Partially offsetting the six and twelve month increases were reduced expenses for hospitalization insurance due to an adjustment in December 1996 to eliminate the health insurance reserve since the Company is now affiliated with a health maintenance organization provider.

     Depreciation expense increased for the three, six and twelve months ended March 31, 1997 due to utility plant additions. General taxes for the three, six and twelve months ended March 31, 1997 increased 4%, 10%, and 13%, respectively, as compared to the same periods last year. These increases are mainly due to increased franchise taxes based on operating revenues that increased 6%, 12%, and 18% as compared to the same periods last year.

     Other income for the three months ended March 31, 1997 decreased $10,000 as compared to the same period last year. Improvements in merchandising operations resulted in an increase of $216,000, which was offset by a $157,000 decrease in miscellaneous income related to a decrease in secondary market transactions due to warmer than normal weather. Also contributing was a $55,000 decrease in subsidiary net income related to a decrease in natural gas brokering activities due to warmer than normal weather. For the six- and twelve-month periods, other income increased $549,000 and $2,157,000, respectively. These increases are primarily due to interest income associated with deferred gas costs and improved merchandising operations, offset by a one-time expense of $235,000 for the merchandise and jobbing salaries related to the voluntary early retirement program. The six-month period ended March 31, 1997 included a decrease of $194,000 related to the previously mentioned decrease in secondary market transactions. The twelve-month period included a $265,000 gain from the sale of land during June 1996.

     Interest deductions for the three, six and twelve months ended March 31, 1997 increased 21%, 17% and 16%, respectively, as compared to the same periods last year. The primary reason for the increase in the three-month period is the interest expense increase due to the December 17, 1996 issuance of $50,000,000 of 7.45% Senior Debentures due 2026. Interest deductions for the six- and twelve-month periods also increased due to the January 10, 1996 issuance of $50,000,000 of 6.99% Senior

Debentures due 2026. Offsetting the increases in all periods is a decrease in interest expense on short-term debt resulting from decreased interest rates.

     The change in earnings per share for all three periods reflects increases of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's stock purchase and automatic dividend reinvestment and stock option plans.


Changes in Financial Condition

     The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1997 construction budget is approximately $64,400,000, compared to actual construction expenditures for fiscal 1996 of $60,428,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the six and twelve months ended March 31, 1997 were $23,976,000 and $61,271,000, respectively, as compared to $23,133,000 and $57,066,000 for the same periods a year ago.

     PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date. PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1997, lines of credit with these banks range from a minimum of $37,000,000 to a winter-period maximum of $81,000,000. PSNC also has uncommitted annual lines of credit with four of these banks totaling
$80,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

     On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term debt.

     At March 31, 1997, restricted cash and temporary investments were $11,410,000, an increase of $5,015,000 from September 30, 1996. This net increase was due primarily to the restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing). As discussed in Note 11 to the financial statements in PSNC's 1996 Annual Report, PSNC Production Corporation and Sonat Marketing, a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. Sonat Marketing contributed $4,944,000 for its 50% ownership of which approximately $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution not yet earned if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restrictions on the cash investment will be released annually in equal amounts over a four-year period.

     Stored gas inventories increased $5,184,000 as compared to March 1996. This increase was due to additional quantities stored, an increase in the average cost of natural gas and the addition of a storage service.

     The increase in deferred charges and other assets as compared to September 30, 1996 was primarily the result of the deferred debt expense associated with the December 17, 1996 sale of 7.45% Senior Debentures previously discussed and investments in PSNC's subsidiaries.

     The decrease in accounts payable at March 31, 1997 of $23,638,000 as compared to March 31, 1996 is the result of a reduction in gas purchases for the period due to weather, which was 54% warmer.

     The increase in other current liabilities at March 31, 1997 is primarily due to recording the current portion of the deferred revenue associated with the creation of Sonat Public Service Company L.L.C. The noncurrent portion is recorded in the deferred revenue account.

     The decrease in accrued pension cost at March 31, 1997 is due to the recognition of $1,475,000 of the unrecognized net gains and assets in the pension plan during December 1996, related to the voluntary early retirement program.


Regulatory Matters

     PSNC began providing natural gas service in McDowell County during December 1996. This was the first project undertaken by PSNC using monies from its North Carolina Utilities Commission (NCUC) approved expansion fund. The original estimate to complete this project was approximately $14,500,000, of which $8,193,500 will be financed by PSNC's expansion fund. Through March 31, 1997, $14,015,000 was spent on the project. A total of $7,781,000 has been received from the expansion fund. PSNC will receive an additional $412,500 over the next five years in the form of local government assistance payments that will be deposited into its expansion fund.

     PSNC currently provides natural gas service to the eastern portion of Haywood County and plans to extend service to western Haywood County, including Waynesville, Clyde and Lake Junaluska by late 1997 or early 1998. The current estimated cost to serve this area is $7,182,000. On December 30, 1996, PSNC filed an application with the NCUC requesting expansion funds for this project. On April 22, 1997, the NCUC approved this project and authorized disbursements from the expansion fund of $4,127,000.

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

     Pine Needle LNG Co., LLC was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, PSNC and the Municipal Gas Authority of Georgia. This liquefied natural gas storage facility, estimated to cost $107 million, will be located near Transco's pipeline northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. On April 30, 1996, the Federal Energy Regulatory Commission
(FERC) made a preliminary determination to grant a certificate authorizing the construction and operation of Pine Needle. It approved a 12.75% return on equity for the project and stated that the debt component of the rate structure will be determined after permanent financing is obtained. The NCUC filed an application for rehearing of this order, which FERC denied on November 27, 1996, and the NCUC filed a petition for review of FERC's November 27 order with the United States Court of Appeals for the District of Columbia Circuit; the Company cannot predict the outcome of this appeal. On March 5, 1997, the FERC issued an order denying the requests for rehearing of a landowner and the NC Department of Environment, Health, and Natural Resources; as of May 8, 1997, the Company had not received any notice that any party had a filed a timely petition for review of this order.

      On November 14, 1996, PSNC filed an application with the NCUC requesting deferred accounting for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. Similar costs will be incurred by businesses worldwide and the Emerging Issues Task Force of the Financial Accounting Standards Board has determined that these costs should be expensed as incurred. PSNC requested that approximately $3,000,000 of estimated contractor labor be deferred for subsequent recovery in a future rate case. On January 30, 1997, the Public Staff of the NCUC responded to the application by stating that such costs are neither extraordinary nor material, and should be expensed as incurred. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. PSNC will seek to recover any unamortized costs at the time of its next general rate case.

                                                                     EXHIBIT 11
                        PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                  COMPUTATION OF EARNINGS PER SHARE

                             (In thousands, except per share amounts)



                                         Three Months Ended                 Six Months Ended                 Twelve Months Ended
                                              March 31                          March 31                         March 31
                                         ------------------------          -----------------------           -------------------
                                           1997            1996              1997           1996               1997           1996
                                         --------        --------          --------       --------           --------        ------
Net income                               $ 22,387        $ 20,577          $ 30,293       $ 27,707           $ 26,483       $ 23,963
                                         --------        --------          --------       --------           --------       --------


Average common shares outstanding          19,513          18,959            19,404         18,865             19,265         18,749

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                                103              95               103             92                 83             77
                                         --------        --------          --------       --------           --------       --------
Average common shares outstanding
 as adjusted                               19,616          19,054            19,507         18,957             19,348         18,826
                                         --------        --------          --------       --------           --------       --------

Earnings per share, as adjusted             $1.14           $1.08             $1.55          $1.46              $1.37          $1.27
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

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on January 31, 1997, the following members were elected or reelected to serve on the Board of Directors for a term expiring at the annual meeting in the month and year indicated or until their successors are elected and qualified.

        Director       Term Ending      Votes in Favor  Votes Withheld
--------------------   ------------     -------------   --------------
 William A. V. Cecil   January 2000     14,589,796       886,830
 H. Max Craig, Jr.     January 2000     15,342,506       134,120
 G. Smedes York        January 2000     15,359,432       117,194


         The following eight directors are the other directors whose term of office continued after the meeting:

   William C. Burkhardt, Bert Collins, John W. Copeland, Van E. Eure, William L. O'Brien, Jr., D. Wayne Peterson, Ben R. Rudisill, II, and Charles E. Zeigler, Jr.

         The Company's 1997 Nonqualified Stock Option Plan pursuant to which the Board of Directors may grant certain key employees options to purchase shares of the Company's Common Stock was approved at the Annual Meeting of Shareholders.

For- 10,969,116  Against- 638,121  Abstain- 279,447  Broker non-votes- 3,589,942

         The shareholders also ratified the selection of Arthur Andersen LLP as PSNC's independent public accountants for the fiscal year ending September 30, 1997.

              For - 15,347,233      Against - 55,583           Abstain - 73,810


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Part I Exhibits:

                  11       -    Statement re: computation of per share earnings.

                  27       -    Financial Data Schedule.


         (b)  Reports on Form 8-K:

                  PSNC filed one report, dated April 10, 1997, on Form 8-K during the quarter ending March 31, 1997, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED
                                            -------------------------------

                                                        (Registrant)





Date  5-13-97                               /s/Charles E. Zeigler, Jr.
-------------                               -------------------------------
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date  5-13-97                               /s/Jack G. Mason
-------------                               -------------------------------
                                            Jack G. Mason
                                            Vice President - Treasurer
                                            and Chief Financial Officer