Form 10-Q
period 1997-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1997-08-11
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                     FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                      OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ............ to ............

                         Commission file number 1-11429


         PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
          (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                                  56-0233140
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

      400 COX ROAD, P.O. BOX 1398                             28053-1398
      GASTONIA, NORTH CAROLINA                                (Zip Code)
   (Address of principal executive offices)

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

Number of shares of Common Stock, $1 par value, outstanding
at July 31, 1997....................................................19,732,403

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



                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share amounts)

                               Three Months Ended   Nine Months Ended   Twelve Months Ended
                                     June 30             June 30              June 30
                               ------------------   ------------------  -------------------
                                 1997      1996       1997      1996      1997       1996
                               --------  --------   --------  --------  --------   --------
Operating revenues             $ 60,106  $ 58,807   $303,906  $275,782  $337,006   $302,500
Cost of gas                      30,715    32,382    165,894   151,341   182,691    162,017
                               --------  --------   --------  --------  --------   --------
Gross margin                     29,391    26,425    138,012   124,441   154,315    140,483
                               --------  --------   --------  --------  --------   --------

Operating expenses and taxes:
  Operating and maintenance      15,138    13,465     46,223    41,065    60,360     54,146
  Provision for depreciation      5,605     4,851     16,521    14,545    21,725     19,188
  General taxes                   3,518     3,468     14,414    13,402    17,018     15,732
  Income taxes                      587       736     19,509    17,974    16,032     15,184
                               --------  --------   --------  --------  --------   --------
                                 24,848    22,520     96,667    86,986   115,135    104,250
                               --------  --------   --------  --------  --------   --------
Operating income                  4,543     3,905     41,345    37,455    39,180     36,233

Other income, net                   822     1,089      2,878     2,597     3,632      2,723

Interest deductions               4,080     3,553     12,646    10,904    16,485     14,158
                               --------  --------   --------  --------  --------   --------
Net income                     $  1,285  $  1,441   $ 31,577  $ 29,148  $ 26,327   $ 24,798
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     19,639    19,066     19,482    18,932    19,408     18,869

Earnings per share                 $.07      $.08      $1.62     $1.54     $1.36      $1.31

Cash dividends declared
 per share                         $.23      $.22       $.67     $.645      $.89     $.8575


                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                          ASSETS

                                                  Jun 30     Sep 30      Jun 30
                                                   1997       1996        1996
                                                 --------   --------    --------
Gas utility plant                                $666,749   $629,218    $614,243
  Less - Accumulated depreciation                 198,560    183,529     179,414
                                                 --------   --------    --------
                                                  468,189    445,689     434,829
                                                 --------   --------    --------

Non-utility property, net                             654        691         705
                                                 --------   --------    --------

Current assets:
  Cash and temporary investments                    1,965      3,361       3,376
  Restricted cash and temporary investments        14,577      6,395       5,776
  Receivables, less allowance for
   doubtful accounts                               32,174     17,899      23,825
  Materials and supplies                            7,597      6,705       6,498
  Stored gas inventory                             15,337     15,863       9,483
  Deferred gas costs, net                          13,081     17,525      12,782
  Prepayments and other                             2,454      2,275       2,048
                                                 --------   --------    --------
                                                   87,185     70,023      63,788
                                                 --------   --------    --------
Deferred charges and other assets                  14,258      8,486       8,072
                                                 --------   --------    --------
  Total                                          $570,286   $524,889    $507,394
                                                 ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                          $ 19,662   $ 19,204    $ 19,076
   Capital in excess of par value                 121,486    114,008     112,116
   Retained earnings                               73,900     55,423      64,953
                                                 --------   --------    --------
                                                  215,048    188,635     196,145
  Long-term debt                                  183,350    140,150     143,900
                                                 --------   --------    --------
                                                  398,398    328,785     340,045
                                                 --------   --------    --------

Current liabilities:
  Maturities of long-term debt                      9,300      6,800       9,300
  Accounts payable                                 19,558     20,301      23,641
  Accrued taxes                                     9,057      3,075       9,155
  Customer prepayments and deposits                 3,859      6,014       2,920
  Cash dividends and interest                       7,156      7,319       7,056
  Restricted supplier refunds                       9,732      6,395       5,776
  Other                                             4,771      3,960       3,589
                                                 --------   --------    --------
                                                   63,433     53,864      61,437
  Interim bank loans                               23,000     59,500      24,000
                                                 --------   --------    --------
                                                   86,433    113,364      85,437
                                                 --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                58,684     56,233      56,024
  Investment tax credits                            3,677      4,210       4,119
  Accrued pension cost                              9,205     12,214      11,679
  Deferred revenues                                 3,345       -            232
  Other                                            10,544     10,083       9,858
                                                 --------   --------    --------
                                                   85,455     82,740      81,912
                                                 --------   --------    --------
  Total                                          $570,286   $524,889    $507,394
                                                 ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                   June 30
                                             -------------------
                                                1997      1996
                                              -------   -------
Balance beginning of period                   $64,953   $56,365
Add - Net income                               26,327    24,798
Deduct - Common stock dividends
          and other                            17,380    16,210
                                              -------   -------

Balance end of period                         $73,900   $64,953
                                              =======   =======




                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                              Nine Months Ended    Twelve Months Ended
                                                   June 30                June 30
                                              -----------------    -------------------
                                               1997      1996        1997       1996
                                              -------   -------     -------    -------
Cash Flows From Operating Activities:
  Net income                                  $31,577   $29,148     $26,327    $24,798
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          19,115    17,744      25,365     23,301
    Deferred income taxes, net                  2,451     3,418       2,661      4,396
                                              -------   -------     -------    -------
                                               53,143    50,310      54,353     52,495
    Change in operating assets and liabilities:
       Receivables, net                       (15,982)  (11,748)    (10,234)   (12,746)
       Inventories                               (367)    1,737      (6,953)    (1,158)
       Accounts payable                          (743)    3,229      (4,083)    10,422
       Accrued pension cost                    (3,008)   (1,251)     (2,474)    (1,278)
       Other                                    6,239    (2,914)     (1,099)   (10,296)
                                              -------   -------     -------    -------
                                               39,282    39,363      29,510     37,439
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (40,401)  (43,689)    (57,140)   (65,099)
  Non-utility and other                        (3,872)   (1,374)     (4,300)    (2,011)
                                              -------   -------     -------    -------
                                              (44,273)  (45,063)    (61,440)   (67,110)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses   49,404    49,314      49,404     49,314
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       7,807     5,746       9,736      7,096
  Increase (decrease) in interim bank
   loans, net                                 (36,500)  (27,000)     (1,000)     5,500
  Retirement of long-term debt
   and common stock                            (4,334)   (7,980)    (10,642)   (15,496)
  Cash dividends                              (12,782)  (11,997)    (16,979)   (15,948)
                                              -------   -------     -------    -------
                                                3,595     8,083      30,519     30,466
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                         (1,396)    2,383      (1,411)       795
Cash and temporary investments
 at beginning of period                         3,361       993       3,376      2,581
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 1,965   $ 3,376     $ 1,965    $ 3,376
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $12,796   $10,180     $16,403    $12,474
  Income taxes                                 11,560     7,845      15,195     10,663

                                                               5

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)          Three Months Ended June 30
                                    ---------------------------------
                                                           Increase
                                      1997       1996     (Decrease)       %
                                    --------   --------    --------        --
Gross margin                        $ 29,391   $ 26,425    $  2,966        11
Less - Franchise taxes                 1,905      1,870          35         2
                                    --------   --------    --------
  Net margin                        $ 27,486   $ 24,555    $  2,931        12
                                    ========   ========    ========

Total volume throughput (DT):
  Residential                          3,277      3,610        (333)       (9)
  Commercial/small industrial          2,246      2,549        (303)      (12)
  Large commercial/industrial          8,138      7,548         590         8
                                    --------   --------    --------
                                      13,661     13,707         (46)        -
                                    ========   ========    ========

System average degree days:
  Actual                                 406        318          88        28
  Normal                                 258        258           -         -
  Percent of normal                      157%       123%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $    907   $ (1,942)   $  2,849

Customers at end of period: (1)
  Residential                        262,780    247,666      15,114         6
  Commercial/small industrial         39,385     40,106        (721)       (2)
  Large commercial/industrial          2,405        400       2,005       NMF
                                    --------   --------    --------
                                     304,570    288,172      16,398         6
                                    ========   ========    ========


         (1) During the twelve months ended June 30, 1997, approximately 2,000 customers were reclassified from commercial/small industrial to large commercial/industrial.

       Net margin for the three months ended June 30, 1997 increased $2,931,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                      Commercial/     Large
                                         Small      Commercial/
                        Residential   Industrial    Industrial    Other    Total
                        -----------   -----------   -----------   -----    -----
 Price variance *
  General rate increase
   effective 10/96          $1,399       $ 402       $  (959)    $ -      $  842
 Volume variances, net       1,462        (110)          622       -       1,974
 Other                        -           -             -           115      115
                            ------       -----       -------     ------   ------
  Total                     $2,861       $ 292       $  (337)    $  115   $2,931
                            ======       =====       =======     ======   ======

 * Includes changes in sales mix.

     This increase in net margin is due primarily to the general rate increase effective October 1, 1996 and to an increase in the number of customers served.

(Amounts in thousands except
 degree day data)                          Nine Months Ended June 30
                                    --------------------------------
                                                             Increase
                                      1997        1996      (Decrease)     %
                                    --------    --------     --------      --
Gross margin                        $138,012    $124,441     $ 13,571      11
Less - Franchise taxes                 9,754       8,854          900      10
                                    --------    --------     --------
  Net margin                        $128,258    $115,587     $ 12,671      11
                                    ========    ========     ========

Total volume throughput (DT):
  Residential                         18,653      21,379       (2,726)    (13)
  Commercial/small industrial         11,011      12,863       (1,852)    (14)
  Large commercial/industrial         25,597      22,237        3,360      15
                                    --------    --------     --------
                                      55,261      56,479       (1,218)     (2)
                                    ========    ========     ========

System average degree days:
  Actual                               3,231       3,845*        (614)    (16)
  Normal                               3,367       3,385*         (18)     (1)
  Percent of normal                       96%        114%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  5,961    $ (8,735)    $ 14,696

* Reflects an additional day for leap year.

     Net margin for the nine months ended June 30, 1997 increased $12,671,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                       Commercial/     Large
                                         Small      Commercial/
                        Residential    Industrial   Industrial    Other   Total
                        -----------    ----------   -----------   -----   -----
Price variance*
 General rate increase
  effective 10/96          $ 7,162       $2,675      $(4,160)     $-     $ 5,677
Volume variances, net        3,754         (648)       3,594       -       6,700
Other                         -            -            -           294      294
                           -------       ------      -------      -----  -------
 Total                     $10,916       $2,027      $  (566)     $ 294  $12,671
                           =======       ======      =======      =====  =======

 * Includes changes in sales mix.

      This increase in net margin is due primarily to the general rate increase effective October 1, 1996 and to an increase in the number of customers served.

(Amounts in thousands except
 degree day data)                        Twelve Months Ended June 30
                                    --------------------------------
                                                             Increase
                                      1997        1996      (Decrease)     %
                                    --------    --------     --------      --
Gross margin                        $154,315    $140,483     $ 13,832      10
Less - Franchise taxes                10,785       9,692        1,093      11
                                    --------    --------     --------
  Net margin                        $143,530    $130,791     $ 12,739      10
                                    ========    ========     ========

Total volume throughput (DT):
  Residential                         19,672      22,417       (2,745)    (12)
  Commercial/small industrial         12,456      14,247       (1,791)    (13)
  Large commercial/industrial         32,300      28,826        3,474      12
                                    --------    --------     --------
                                      64,428      65,490       (1,062)     (2)
                                    ========    ========     ========


System average degree days:
  Actual                               3,242       3,868*        (626)    (16)
  Normal                               3,384       3,402*         (18)     (1)
  Percent of normal                       96%        114%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  5,963    $ (8,735)    $ 14,698

* Reflects an additional day for leap year.

       Net margin for the twelve months ended June 30, 1997 increased $12,739,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                      Commercial/    Large
                                        Small      Commercial/
                        Residential   Industrial   Industrial    Other   Total
                        -----------   ----------   ----------    -----   -----
Price variance*
 General rate increase
  effective 10/96          $ 7,182       $2,704    $(4,090)     $ -     $ 5,796
Volume variances, net        3,981         (497)     3,857        -       7,341
Resolution - S. Expansion     -            -          -           (734)    (734)
Other                         -            -          -            336      336
                           -------       ------    -------      ------  -------
 Total                     $11,163       $2,207    $  (233)     $ (398) $12,739
                           =======       ======    =======      ======  =======

* Includes changes in sales mix.

      This increase in net margin is due primarily to the general rate increase effective October 1, 1996 and to an increase in the number of customers served.

     Operating and maintenance expenses for the three, nine and twelve months ended June 30, 1997 increased 12%, 13% and 12%, respectively, as compared to the same periods last year. For the nine and twelve months ended June 30, 1997, approximately $1,440,000 of the increase resulted from expenses related to the voluntary early retirement program offered during the first quarter of fiscal 1997, as discussed in Note 11 to the financial statements in PSNC's 1996 Annual Report. Net of this one-time charge, operating and maintenance expenses increased 9% for both the nine- and twelve-month periods ended June 30, 1997. Operating and maintenance expenses increased for all three periods due to increases in costs associated with outsourcing meter reading, telecommunications expenses, the provision for uncollectible accounts, which is based on revenues, increased professional fees, outside services for consultants in the information systems and public relations areas, employee education and other employee-related benefits. Also contributing to the increase for the nine- and twelve-month periods was increased power usage at PSNC's liquefied natural gas facility. Partially offsetting the nine- and twelve-month increases were reduced expenses for hospitalization insurance due to a $605,000 adjustment in December 1996 to eliminate the health insurance reserve since the Company is now affiliated with a health maintenance organization provider. Another offset for all three periods is a refund of $181,000 related to favorable life insurance claims experience for the 1996 plan year.

     Depreciation expense increased for the three, nine and twelve months ended June 30, 1997 due to utility plant additions. General taxes for the nine and twelve months ended June 30, 1997 both increased 8% as compared to the same periods last year. These increases are mainly due to increased franchise taxes based on perating revenues that increased 10% and 11%, respectively, as compared to the same periods last year.

     Other income for the three months ended June 30, 1997 decreased $267,000 as compared to the same period last year, while increasing $281,000 and $909,000, respectively, for the nine- and twelve-month periods. The change in other income for all three periods is comprised of several items. Income from subsidiary operations decreased $197,000, $338,000, and $105,000, respectively, for the three, nine and twelve months ended June 30, 1997. The decrease in subsidiary income for all three periods is due mainly to the December 1996 formation of Sonat Public Service Company L.L.C. of which PSNC and Sonat Marketing, Inc. each owns 50%. Through this joint venture, all earnings, including earnings from secondary market transactions, are split evenly between both partners. Income from subsidiary operations also decreased for the nine- and twelve-month periods due to weather that was 16% warmer than both of the prior year periods which negatively impacted margin earned from secondary market transactions. This decrease is partially offset for all three periods by the five-year amortization of deferred revenue and the related interest income generated from the formation of the joint venture. Merchandise and jobbing income increased for all three respective periods by $69,000, $125,000 and $157,000. The increase for the nine- and twelve-month periods was partially offset by a one-time expense of $235,000 related to the voluntary early retirement program. The increase in interest income for all three periods was due primarily to interest related to deferred gas costs of $45,000, $558,000 and $932,000, respectively. Also interest income increased due to a loan made to a real estate developer for purposes of constructing office and warehouse space for PSNC. This loan was paid upon PSNC's acquisition of the property in August 1997. Impacting other income for all three periods in the previous year was a $265,000 gain related to the sale of land in June 1996.

     Interest deductions for the three, nine and twelve months ended June 30, 1997 increased 15%, 16% and 16%, respectively, as compared to the same periods last year. The primary reason for the increase in the three-month period is the interest expense increase due to the December 17, 1996 issuance of $50,000,000 of 7.45% Senior Debentures due 2026. Interest deductions for the nine- and twelve-month periods also increased due to the January 10, 1996 issuance of $50,000,000 of 6.99% Senior Debentures due 2026. Offsetting the increases for the nine- and twelve-month periods is a decrease in interest expense on short-term debt resulting from decreased interest rates.

     The change in earnings per share for all three periods reflects increases of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's stock purchase plans.

     On April 9, 1997, the Board of Directors increased PSNC's quarterly cash dividend by $.01 per share, from $.22 to $.23, payable July 1, 1997, to shareholders of record June 10, 1997.

Changes in Financial Condition

     The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1997 construction budget is approximately $64,400,000, compared to actual construction expenditures for fiscal 1996 of $60,428,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the nine and twelve months ended June 30, 1997 were $40,401,000 and $57,140,000, respectively, as compared to $43,689,000 nd 65,099,000 for the same periods a year ago. Although construction expenditures for the nine months ended June 30, 1997 are approximately $10,000,000 below budget, management anticipates meeting the construction expenditure budget amount for fiscal 1997.

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

     At June 30, 1997, restricted cash and temporary investments were $14,577,000, an increase of $8,182,000 from September 30, 1996. This net increase was due in part to the restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing). As discussed in Note 11 to the financial statements in PSNC's 1996 Annual Report, PSNC Production Corporation and Sonat Marketing, a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. Sonat Marketing contributed $4,944,000 for its 50% ownership of which approximately $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution not yet earned if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restrictions on the cash investment will be released annually in equal amounts over a four-year period. Also contributing to the increase in restricted cash and temporary investments are refunds of $9,732,000 received from PSNC's pipeline supplier that have not yet been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the North Carolina Utilities Commission (NCUC), dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

     The increase in receivables at June 30, 1997 as compared to June 30, 1996 includes a $7,500,000 loan made to a real estate developer for the purpose of constructing office and warehouse space for PSNC. This receivable was paid upon PSNC's acquisition of the property in August 1997.

     Stored gas inventories increased $5,854,000 as compared to June 1996. This increase was due to additional quantities stored, an increase in the average cost of natural gas and the addition of a storage service.

     Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at June 30, 1997 represent undercollections from customers of $13,081,000. These undercollections primarily reflect the unanticipated surge in the price of natural gas during January 1997. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are refunded to or collected from customers over a subsequent twelve-month period. Amounts that have not been refunded to or collected from customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level over a twelve-month period. Deferred gas costs at September 30, 1996 reflect undercollections of demand costs from customers of $17,525,000.

     The increase in deferred charges and other assets as compared to both September 30, 1996 and June 30, 1996 is primarily the result of the investments in PSNC's subsidiaries and deferred debt expense associated with the December 17, 1996 sale of 7.45% Senior Debentures previously discussed.

     The increase in other current liabilities at June 30, 1997 as compared to both September 1996 and June 1996 is primarily due to recording the current portion of the deferred revenue associated with the creation of Sonat Public Service Company L.L.C. The noncurrent portion is recorded in deferred revenues.

     The decrease in accrued pension cost at June 30, 1997 is due to the recognition of $1,475,000 of unrecognized net gains and assets in the pension plan related to the voluntary early retirement program.

Regulatory Matters

     PSNC began providing natural gas service in McDowell County during December 1996. The project to serve McDowell County was the first project undertaken by PSNC using monies from its NCUC approved expansion fund. The original estimate to complete this project was approximately $14,500,000, of which $8,193,500 will be financed by PSNC's expansion fund. Through June 30, 1997, $14,169,000 was spent on the project, of which $7,781,000 was received from the expansion fund. PSNC will receive an additional $412,500 over the next five years in the form of local government assistance payments that will be deposited into its expansion fund.

     PSNC currently provides natural gas service to the eastern portion of Haywood County and plans to extend service to western Haywood County, including Waynesville, Clyde and Lake Junaluska by late 1997 or early 1998. The current estimated cost to expand service to this area is $7,182,000. On December 30, 1996, PSNC filed an application with the NCUC requesting expansion funds for this project. On April 22, 1997, the NCUC approved this project and authorized disbursements from the expansion fund of $4,127,000.

     The Cardinal Pipeline was placed into service in December 1994 and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In September 1995, PSNC, Piedmont Natural Gas Company, Inc. (Piedmont), Transcontinental Gas Pipe Line Corporation (Transco), and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form a limited liability company (LLC) to purchase and extend the Cardinal Pipeline. As proposed, the pipeline will be extended 67 miles from Burlington to a point southeast of Raleigh, will add 140 million cubic feet per day of additional firm capacity (100 million for PSNC and 40 million for NCNG), and will cost an estimated $75 million. On December 23, 1996, the

LLC filed an application with the NCUC for approval of this project. A public hearing was held on May 20, 1997, and the applicants are awaiting an order from the NCUC.

     Pine Needle LNG Co., LLC ("Pine Needle") was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, PSNC and the Municipal Gas Authority of Georgia. Pine Needle will own a liquefied natural gas storage facility, with an estimated cost of $107 million. This facility will be located near Transco's pipeline northwest of Greensboro and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. On April 30, 1996, the Federal Energy Regulatory Commission (FERC) made a preliminary determination to grant a certificate authorizing the construction and peration of Pine Needle. It approved a 12.75% return on equity for the project and stated that the debt component of the rate structure will be determined after permanent financing is obtained. The NCUC filed an application for rehearing of this order, which FERC denied on November 27, 1996, and the NCUC then filed a petition for review of FERC's November 27 order with the United States Court of Appeals for the District of Columbia Circuit; PSNC cannot predict the outcome of this appeal. On March 5, 1997, the FERC issued an order denying the requests for rehearing of a landowner and the NC Department of Environment, Health, and Natural Resources; this order was not appealed by the parties and is final.

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

Forward-looking Statements

     Statements contained in this document and the notes to the financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC is under no obligation to update such statements.


                                                                    EXHIBIT 11

                    PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                 COMPUTATION OF EARNINGS PER SHARE
                              (In thousands, except per share amounts)


                                                              Three Months Ended    Nine Months Ended         Twelve Months Ended
                                                                    June 30               June 30                    June 30
                                                              ------------------    ------------------        -------------------
                                                                1997      1996        1997        1996          1997         1996
                                                              --------  --------    --------    --------      --------     --------
Net income                                                    $  1,285  $  1,441    $ 31,577    $ 29,148      $ 26,327     $ 24,798
                                                              --------  --------    --------    --------      --------     --------


Average common shares outstanding                               19,639    19,066      19,482      18,932        19,408       18,869

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                                                      99        73          99          82            93           76
                                                              --------  --------    --------    --------      --------     --------

Average common shares outstanding
 as adjusted                                                    19,738    19,139      19,581      19,014        19,501       18,945
                                                              --------  --------    --------    --------      --------     --------

Earnings per share, as adjusted                                  $ .07     $ .08       $1.61       $1.53         $1.35        $1.31
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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Part I Exhibits:

               10-A-33 Amended and Restated Natural Gas Sales Agreement between PSNC and Transco Energy Marketing Company dated November 1, 1990.

               10-A-33.1    Amendment to Amended and Restated Natural Gas Sales
                            Agreement between PSNC and Transco Energy Marketing
                            Company dated November 1, 1990.

               10-A-34 Firm Transportation Service Agreement under Rate Schedule FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation.

               10-A-35 Firm Storage Service Agreement under Rate Schedule FSS, dated November 7, 1995, between PSNC and Columbia Gas Transmission Corporation.

               10-A-36 Storage Service Transportation Agreement under Rate Schedule SST, dated November 7,
                            1995, between PSNC and Columbia Gas Transmission Corporation.

               10-A-37 Interruptible Transportation Service Agreement under Rate Schedule TS, dated March 31, 1997, between PSNC and Columbia Gas Transmission Corporation.

               10-A-38 Gas Sales Agreement (Southern Expansion) dated November 1, 1990 between PSNC and Transco Energy Marketing Company.

               10-F  -      Form of Severance Agreement between the Company and
                            its Executive Officers.

               11       -   Statement re: computation of per share earnings.

               27       -   Financial Data Schedule.

          (b)  Reports on Form 8-K:

                           The Company filed on April 10 a Current Report on
                  Form 8-K dated April 9, 1997, describing the Stockholders Rights Plan adopted by the Board of Directors.

                           The Company filed on April 14 a Current Report on
                  Form 8-K/A dated April 10, 1997, describing the Stockholders Rights Plan adopted by the Board of Directors.

                                       SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PUBLIC SERVICE COMPANY
                                       OF NORTH CAROLINA, INCORPORATED
                                       -------------------------------
                                                 (Registrant)





Date  8-11-97                               /s/Charles E. Zeigler, Jr
      -------                               --------------------------
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date  8-11-97                               /s/Jack G. Mason
      -------                               --------------------------
                                            Jack G. Mason
                                            Vice President - Treasurer
                                            and Chief Financial Officer