Form 10-K
period 1997-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1997-12-22
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D. C. 20549

                                           FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended September 30, 1997

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

       NORTH CAROLINA                                         56-0233140
(State or other jurisdiction of                            (I. R. S. Employer
incorporation or organization)                             Identification No.)

400 COX ROAD, P. O. BOX 1398
   GASTONIA, NORTH CAROLINA                                 28053-1398
Address of principal executive offices)                      (Zip Code)

           Registrant's telephone number, including area code: (704) 864-6731

            Securities  registered  pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $1 PER SHARE                   NEW YORK STOCK EXCHANGE
       (Title of Class)                               (Name of each exchange on
                                                          which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE
                           ----------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
                            ----------------------
Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at November 28, 1997 . . . . . . . . . . . $403,047,718
                            ----------------------

Number of shares of Common Stock, $1 par value, outstanding at
  November 28, 1997 . . . . . . . . . . .. . . . . . . . . 19,903,591

Documents incorporated by reference:

     Portions of the proxy statement dated December 19, 1997, relating to the January 30, 1998 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

        PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                           FORM 10-K

                        ANNUAL REPORT TO
            THE SECURITIES AND EXCHANGE COMMISSION
          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                          -------------
                       TABLE OF CONTENTS

Item                                                                  Page

                            PART I.

  1.     Business..............................................         2
         Executive Officers of the Registrant..................        12
  2.     Properties............................................        13
  3.     Legal Proceedings.....................................        14
  4.     Submission of Matters to a Vote of Security Holders...        14

                           PART II.

  5.     Market for the Registrant's Common Stock and
           Related Shareholder Matters.........................        14
  6.     Selected Financial Data...............................        15
  7.     Management's Discussion and Analysis of Results
           of Operations and Financial Condition...............        16
  8.     Financial Statements and Supplementary Data...........        27
  9.     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.................        47

                          PART III.

10.      Directors and Executive Officers of the Registrant....        47
11.      Executive Compensation................................        47
12.      Security Ownership of Certain Beneficial Owners
           and Management......................................        48
13.      Certain Relationships and Related Transactions........        48

                           PART IV.

14.      Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.................................        48
         Signatures............................................        55
         Exhibit Index.........................................        56

                    PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                             PART I

Item 1.  Business


General

         Public Service Company of North Carolina, Incorporated (PSNC) is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 311,000 residential, commercial and industrial customers in North Carolina. It was organized as a North Carolina corporation in 1938, and its corporate office is located at 400 Cox Road, P. O. Box 1398, Gastonia, North Carolina 28053-1398, telephone (704) 864-6731.

         In connection with its natural gas distribution business, PSNC promotes, sells and installs both new and replacement cooking, water heating, laundry, space heating, cooling and humidity control natural gas appliances and equipment. PSNC, through a nonregulated subsidiary, provides conversion and maintenance services for natural gas-fueled vehicles (NGVs) in selected cities in and beyond its franchised territory. PSNC, through a subsidiary and a multi-state joint venture with Sonat Marketing Company, L.P., also participates in nonregulated businesses such as natural gas brokering and supply services.

         During fiscal years 1997, 1996 and 1995, no single customer account contributed more than 2% of PSNC's total operating revenues.

         PSNC has no reportable industry segments. Revenues attributable to natural gas distribution, merchandise and jobbing, and gas marketing and other activities for each of the fiscal years in the three-year period ended September 30, 1997 were as follows (in thousands):

                                   1997       1996       1995
                                 --------   --------   --------
Natural Gas Distribution(1)      $337,930   $308,882   $247,893
Merchandise and Jobbing(2)         10,053      9,444      8,675
Gas Marketing/Other
 Activities(1)                     19,938     20,179      8,656
                                 --------   --------   --------
Total                            $367,921   $338,505   $265,224
                                 ========   ========   ========


         (1) See "Results of Operations" on page 16 of this annual report.
         (2)      Primarily the sale and installation of gas appliances.

Service Territory

         PSNC's 33-county franchised service territory includes Raleigh, Durham and the Research Triangle Park area in the north central portion of the state; this area accounts for approximately 61% of PSNC's customers and 53% of its throughput (total gas sales and transportation) in fiscal 1997. PSNC's central area includes the cities of Gastonia, Concord and Statesville which are located in the greater Charlotte metropolitan area; this area accounts for 27% of PSNC's customers and 32% of its throughput. PSNC's western area includes Asheville, Hendersonville and Brevard, and accounts for the remaining 12% of customers and 15% of throughput. PSNC's diversified industrial base in its service territory includes manufacturers of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC's utility operations are regulated by the North Carolina Utilities Commission (NCUC).

         Over 2.3 million people reside in PSNC's franchised territory. During the past three fiscal years, PSNC has added approximately 42,800 new customers to its natural gas transmission and distribution systems. Of those customers, 29,200 were residential, 11,500 were commercial, and 2,100 were industrial. The resulting 5.4% average annual growth rate is nearly three times the national industry average. PSNC's average annual customer growth rate since fiscal 1987 has been 5.3%. PSNC attributes this growth rate to two primary factors:

         o The population in PSNC's franchised territory has grown faster than the national average in recent years, and PSNC estimates that it serves approximately one-third of that population. PSNC continually expands its transmission and distribution systems when economically feasible to enable it to reach new customers.

         o The continued growth of the North Carolina economy, including areas within PSNC's service territory. Also, the State's relatively low unemployment rate has been below the national average in recent years.

Business Strategy

         PSNC is expanding its transmission and distribution systems to deliver more natural gas throughout its service territory. Of its total construction expenditures of $60.3 million in fiscal 1997, $60.4 million in fiscal 1996 and $61.1 million in fiscal 1995, approximately $46.5 million, $45.6 million and $49.7 million, respectively, were expended on the construction of transmission and distribution pipelines.

         PSNC is focusing on the following marketing priorities:

         o Retaining existing customers by marketing the replacement of old appliances and equipment with new gas equipment.

         o Increasing demand for natural gas by marketing additional gas equipment to PSNC's existing customers.

         o Adding new customers either on its existing distribution system or by economical short distribution main extensions.

         In addition, PSNC is evaluating the introduction of emerging gas technologies to increase the long-term demand for natural gas. PSNC has identified the conversion of gasoline-fueled vehicles to NGVs as an opportunity to increase the demand for natural gas in the future. PSNC was the first local distribution company (LDC) in North Carolina to offer NGV conversions to the public and private sectors. PSNC also has identified natural gas cooling technology as an opportunity to increase the demand for natural gas and has begun marketing such technology. The implementation in 1992 of the Federal Energy Regulatory Commission (FERC) Order Nos. 636, 636-A and 636-B (Order 636) created new off-system marketing opportunities for PSNC and its marketing affiliate.

         PSNC's internal focus has been to streamline its organizational structure and improve the performance of management and employees. PSNC has also focused on increasing employee efficiency, improving its number of customers per employee ratio over the last three years from 236 at September 30, 1994, to 277 at September 30, 1997. At November 30, 1997, PSNC had 284 winter period customers per employee.


Gas Supply

         Effective August 1, 1991, PSNC's primary pipeline supplier, Transcontinental Gas Pipe Line Corporation (Transco), became the first major pipeline to offer unbundled open-access transportation and storage services. The primary advantage is that PSNC now chooses and manages its gas supply, transportation and storage service requirements separately rather than having to rely upon a pipeline supplier whose service options are bundled together and then offered as a single city gate sales service. Unbundled open-access transportation and storage services, however, do shift the risk of ensuring an adequate supply of gas from the interstate pipelines to LDCs.


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

         PSNC purchases for resale most of the natural gas that it delivers (throughput) to its customers. The balance of its throughput is natural gas purchased by certain large volume commercial and industrial customers directly from various producers and marketers. This gas is transported to these customers by PSNC at a rate which enables PSNC to earn a margin equivalent to that which it would have earned by selling the same quantity of gas to these customers. Quantities of transported gas represented approximately 36%, 26% and 38% of PSNC's total throughput for fiscal 1997, 1996 and 1995, respectively.

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

         The following table summarizes the natural gas supply sources and transportation arrangements available to PSNC under contract with Transco and CNG Transmission Company (CNG). All amounts are shown in dekatherms (DT), a unit of heating value equal to one million British Thermal Units (BTU). PSNC's backhaul arrangement with CNG makes available additional daily capacity of 60,000 DT and is for a combination of storage and firm transportation. Natural gas purchased by PSNC from other sources is transported by Transco and CNG. Natural gas purchased directly from Williams Energy Services Company, a Transco marketing affiliate, accounted for 33% and 30%, respectively, of PSNC's supply in fiscal 1997 and 1996.

                                              Daily                                  Contract
                                             Deliver-           Annual              Expiration
  Type of Contract                           ability           Quantity                Date
-------------------------                    --------         ----------            ----------
Firm Sales Service (1)                         33,542         12,242,830              3/31/00
Firm Sales Service (1)                         41,928         15,303,720              3/31/01
Firm Transportation                           164,151         59,915,115              1/31/12
Firm Transportation                             5,175          1,888,875             10/31/07
Incremental Firm Transportation                 2,264            826,360              3/16/01

Winter Firm Transportation
 (December 1 through
  February 28)                                  4,347            391,230              7/31/11
Southern Expansion Firm
 Transportation:
   November and March                          35,397
   December through February                   39,330          5,698,917             10/31/05
Southeast Expansion Firm
 Transportation:
   Phase 1                                      6,064          2,213,360             11/01/14
   Phase 2                                     20,759          7,577,035             11/01/15
   Phase 3                                     17,804          6,498,460             11/01/15
CNG Firm Transportation                        30,331         11,070,815               (2)


        (1) These are separate and concurrent contracts.
        (2) These represent multiple contracts which expire on dates ranging from 10/31/99 to 10/31/16.

        As discussed further in Note 2 to the financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. It was placed into service in December 1994, and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. The NCUC granted an increase in annual revenues of $3,063,000 to recover PSNC's cost of the investment, effective January 26, 1995. In September 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will be extended 67 miles from the termination point of the original Cardinal Pipeline to a point southeast of Raleigh and will provide 140 million cubic feet per day (MCF/Day) of additional firm capacity (100 MCF/Day for PSNC and 40 MCF/Day for NCNG). The extension is estimated to cost

$75 million. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45% and NCNG will own approximately 5% of Cardinal Extension. On November 6, 1997, the NCUC issued an order granting a certificate of public convenience and necessity authorizing Cardinal Extension to construct, own and operate the pipeline extension. Subject to the approval of appropriate state and federal agencies, construction is scheduled to begin in early 1999. The facilities are expected to be in service on or before November 1, 1999.

        To balance peak winter demands of residential and commercial customers with their much-reduced summer usage, PSNC uses underground natural gas storage services and liquefied natural gas (LNG) peaking facilities. During periods of reduced usage, PSNC purchases natural gas to replenish the supplies in the LNG facilities owned by PSNC and in contract storage services from its pipeline suppliers. The ability to maintain maximum delivery from these storage facilities for an extended period of time is limited. Information about PSNC's storage arrangements, in dekatherms, is shown in the following table.


                                        Daily                                 Contract
                                        Deliver-                              Expiration
    Storage Facility                    ability           Capacity              Date
------------------------                --------          ---------          -----------
CNG General Storage                      29,669           1,776,000            3/31/16
Transco General Storage                  33,218           1,923,485            3/31/13
Transco Washington
  Storage (1)                            32,870           2,794,500            3/31/99
Transco LNG Storage                       5,175              25,875           10/31/16
Transco Eminence Storage                 47,221             475,111           10/31/13
Cove Point LNG Storage                   25,000             250,000            4/15/07
PSNC LNG Storage (2)                    100,000           1,040,000              N/A
Columbia Gas Transmission                11,778           1,060,020           10/31/12

         (1)      No peak day delivery assured by contract.
         (2)      Amounts shown represent maximum peak day capacity.

         As discussed further in Note 2 to the financial statements, Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. PSNC signed an amendment to the operating agreement of Pine Needle to add PSNC's subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), as an owner of Pine Needle. The facility is estimated to cost $107 million and will be located near Transco's transmission pipeline northwest of Greensboro, North Carolina. It will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. Blue Ridge will own 17% of Pine Needle, and PSNC will have the right to use 25% of the facility's gas storage capacity and withdrawal capabilities. On November 27, 1996, the FERC issued an order granting a certificate of public convenience and necessity authorizing the construction and operation of Pine Needle. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season.

Competition

         Although PSNC is the sole distributor of natural gas in its service area, it faces competition from suppliers of alternate fuels and other types of energy. Competition is strongest for sales to large volume commercial and industrial customers having alternate fuel capability but exists for all other customer classes as well.

         During fiscal 1997, approximately 38% of gas delivered by PSNC was delivered to large volume commercial and industrial customers having alternate fuel capability. The primary alternate fuels available to these customers are fuel oil and propane, and, to a lesser extent, coal and combustible wood products. The NCUC has approved a rate structure that allows PSNC to negotiate reduced rates in order to match the cost of alternate fuels to individual customers and recover the lost margin from other classes of customers. PSNC anticipates that the need to negotiate reduced rates with these customers will continue.

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

Regulation and Rates

         PSNC's natural gas transmission and distribution business is subject to regulation by the NCUC, including rates, issuance of securities, adequacy of service, safety standards, extension and abandonment of facilities, accounting and depreciation rates. The NCUC has seven commissioners appointed by the Governor of North Carolina for staggered eight-year terms. In an order issued in PSNC's last general rate case, the NCUC approved an increase in annual revenues of $2,701,000, effective as of October 1, 1996. The order allows PSNC an opportunity to earn a 10.37% overall return on its net utility investment.

         PSNC's  rates  include a  weather  normalization  adjustment  mechanism
(WNA). The WNA was initially approved in 1991 and is in effect for bills rendered during the period from November 1 through April 30 of each year. The WNA applies only to residential and small general service rates and affects only the non-gas portion of PSNC's rates. Sales to large-volume customers are not normalized because natural gas usage for such customers is significantly less weather-sensitive. The WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. This prevents the under- or over-collection of non-gas costs due to variations in the quantity of natural gas delivered when weather deviates from normal. The WNA does not change the seasonality of PSNC's earnings and cash flow; however, it does reduce fluctuations caused by abnormal weather.

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

         On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures.

         In April 1992, the NCUC adopted rules to implement the expansion fund program established by the North Carolina General Assembly in July 1991. This act permits the establishment of expansion funds to be used by each North Carolina LDC to expand natural gas service to areas that they are certificated to serve that would otherwise not be economically feasible to serve. Separate funds have been established for use solely in each LDC's certificated service territory. Sources for expansion funds may be each LDC's respective supplier refunds, special surcharges or other sources permitted by the NCUC. Subject to the NCUC's rules and availability of funds, the LDCs will be allowed to utilize the expansion funds to the extent necessary to make such projects feasible on a net present value basis. The balance of the funding for projects will be supplied by the LDC. Nine counties in PSNC's franchised territory are currently unserved as are certain areas in other counties. On June 3, 1993, the NCUC entered an order creating an expansion fund for PSNC in the Office of the State Treasurer. PSNC began providing natural gas service in McDowell County during December 1996. This was the first project undertaken by PSNC using monies from its expansion fund. PSNC spent $14,237,000 on the project, of which $7,781,000 was received from the expansion fund.

         PSNC's next expansion project will be in western Haywood County; PSNC currently serves the eastern part of this county. The current estimated cost of this project is $7,182,000. On April 22, 1997, the NCUC approved the project and authorized disbursements from the expansion fund of $4,127,000. PSNC expects to begin providing partial service to western Haywood County by December 1997.

         On November 14, 1996, PSNC filed an application with the NCUC requesting deferral accounting treatment for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. PSNC requested that total estimated contractor labor of $3,000,000 be deferred for subsequent recovery in a future rate case. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997 and will seek to recover any unamortized costs at the time of its next general rate case.

Franchises

         Effective July 15, 1996, the NCUC granted PSNC certificates of public convenience and necessity to serve seven counties in western North Carolina. PSNC's certificated service territory now consists of all or parts of 33 counties in North Carolina.

Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without having obtained such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by an LDC and not receiving similar service from another public utility.

         PSNC has nonexclusive franchises from 68 municipalities in which it delivers natural gas; the other communities served by PSNC have not required franchises. The expiration dates of those franchises having specific expiration provisions range from 1998 to 2029. The franchises contain no restrictions of a materially burdensome nature and are adequate for PSNC's business as presently, and as proposed to be, conducted. These franchises have been routinely renewed by the municipalities when they expire.

Non-utility Businesses

         In December 1996, PSNC Production Corporation (PSNC Production) and Sonat Marketing Company L.P. (Sonat Marketing), a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. (Sonat Public Service). PSNC Production and Sonat Marketing each owns 50% of the new company. PSNC Production transferred its gas brokering activities to Sonat Public Service, which now serves 350 accounts both on and off PSNC's system. Clean Energy Enterprises, Inc. continued its activities in the refueling of natural gas vehicles and the conversion of gasoline-fueled vehicles to natural gas. In 1994, PSNC sold its propane operation to Empiregas, Inc., and PSNC Propane Corporation was dissolved in September 1997.

Environmental Matters

         PSNC is subject to regulation with regard to environmental matters by various federal, state and local authorities. PSNC owns or has owned portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC has recorded a total liability of $3,705,000, which represents the minimum amount of the range of $3,705,000 to $50,145,000 expected for investigating and monitoring the extent of environmental degradation and of implementing remedial procedures. See Note 7 to the financial statements for further details regarding this and other environmental matters related to PSNC.

Employees

         At November 30, 1997, PSNC had XXXX full-time employees compared with 1,148 at November 30, 1996. PSNC considers its relationship with its employees to be good and has never experienced a strike or work stoppage. PSNC has collective bargaining agreements with the International Chemical Workers Union Council of the United Food and Commercial Workers locals representing approximately 312 construction and service employees. These three-year collective bargaining agreements will expire in December 1999.


Seasonality

         Due to the seasonal nature of PSNC's business, the first six months of its fiscal year are generally the most profitable. During fiscal 1997, the quarters ended December

31 and March 31 together accounted for approximately 74% and 76% of PSNC's natural gas sales revenues and volumes, respectively. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.


OPERATING STATISTICS


                                                       For the Fiscal Years Ended September 30,
                                           1997           1996           1995           1994           1993
                                       ------------   ------------   ------------   ------------   ------------
OPERATING REVENUES - GAS:
  Residential Sales                    $183,391,700   $162,967,260   $135,846,213   $137,986,651   $127,119,020
  Commercial Sales                       84,120,824     74,444,770     57,783,940     67,679,342     66,124,813
  Industrial Sales                       46,147,690     52,460,676     31,483,864     49,970,780     80,861,975
  Gas Transported for Others             22,695,985     17,737,092     21,746,901     17,031,426      4,848,112
  Miscellaneous                           1,573,982      1,272,281      1,032,096      1,036,857      1,035,221
                                       ------------   ------------   ------------   ------------   ------------
          Total                        $337,930,181   $308,882,079   $247,893,014   $273,705,056   $279,989,141
                                       ============   ============   ============   ============   ============

GAS SUPPLY (DT):
  Natural Gas Purchased                  46,544,234     51,841,058     37,790,467     47,390,194     54,772,352
  Less Increase (Decrease) in Storage     2,055,564        471,720       (257,091)     1,466,236        104,399
  Less Unbilled, Unaccounted For,
   Company Use and Other                  2,519,194      2,518,774      1,979,901      2,156,027      2,166,864
                                         ----------     ----------     ----------     ----------     ----------
          Total Gas Sold                 41,969,476     48,850,564     36,067,657     43,767,931     52,501,089
                                         ==========     ==========     ==========     ==========     ==========

GAS DELIVERED (DT):
  Residential Sales                      19,760,537     22,398,288     17,566,948     18,781,482     18,058,000
  Commercial Sales                       12,769,424     13,925,422     10,827,444     12,261,918     13,031,684
  Industrial Sales                        9,439,515     12,526,854      7,673,265     12,724,531     21,411,405
  Gas Transported for Others             23,143,824     16,795,268     22,551,006     15,120,391      4,678,292
                                         ----------     ----------     ----------     ----------     ----------
          Total                          65,113,300     65,645,832     58,618,663     58,888,322     57,179,381
                                         ==========     ==========     ==========     ==========     ==========


NUMBER OF CUSTOMERS (AT YEAR END):
  Residential                               264,129        248,940        246,877        234,957        223,004
  Commercial/small industrial                39,349         38,624 (2)     29,497         27,806         26,772
  Large commercial/industrial                 2,419 (3)      1,677            389            376            377
                                            -------        -------        -------        -------        -------
          Total                             305,897        289,241        276,763        263,139        250,153
                                            =======        =======        =======        =======        =======

PER RESIDENTIAL CUSTOMER:
  Average Gas Used (DT)                       74.82          89.98          71.16          79.94          80.98
  Average Revenue                           $694.36        $654.67        $550.28        $587.31        $570.05
  Revenue per DT                              $9.28          $7.28          $7.73          $7.35          $7.04

ANNUAL HEATING DEGREE DAYS (1):
  Actual                                      3,253          3,856          3,030          3,415          3,477
  Normal                                      3,384          3,402          3,384          3,384          3,384
  Percent of Normal                              96%           113%            90%           101%           103%

PEAK DAY DELIVERY (DT)                      406,742        433,045        403,581        420,597        350,131


         (1)   Degree day information is based on the system average.  Fiscal
               1996 reflects an additional day for leap year.

         (2)   Increase  reflects the  reclassification  of approximately  8,000
               customers  from   residential  to   commercial/small   industrial
               classification,  and 1,300 from  commercial/small  industrial  to large commercial/industrial classification during fiscal 1996.

         (3)   Increase  reflects  the  reclassification  of  approximately  700
               customers    from    commercial/small    industrial    to   large
               commercial/industrial during fiscal 1997.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                  Date Elected
 Name and Age (1)                                 Title (1)                        An Officer
-----------------------                -----------------------------              ------------
Charles E. Zeigler, Jr.                Chairman, President and                      11/01/86
   Age - 51                              Chief Executive Officer
John D. Grawe                          Senior Vice President -                      10/03/94
   Age - 49                              Operations
George F. Kast (2)                     Senior Vice President -                      08/24/87
   Age - 51                              Information Systems
Jerry W. Richardson                    Senior Vice President -                      02/23/82
   Age - 52                              Engineering
Fred L. Schmidt                        Senior Vice President -                      01/04/93
   Age - 56                              Human Resources
Robert D. Voigt                        Senior Vice President -                      09/01/81
   Age - 46                              Organizational Development
Franklin H. Yoho                       Senior Vice President -                      02/01/91
   Age - 38                              Marketing and Gas Supply
Herbert B. Cox                         Vice President -                             05/01/90
   Age - 53                              Operations Services
J. Paul Douglas                        Vice President -                             12/21/94
   Age - 50                              Corporate Counsel and
                                          Secretary
Jack G. Mason                         Vice President -                              03/01/95
   Age - 40                           Treasurer and Chief Financial
                                           Officer
Boyce C. Morrow, Jr.                   Vice President -                             03/01/90
   Age - 53                              Governmental Relations
Sharon D. Boone                        Controller and                               03/01/95
   Age - 44                              Assistant Secretary


   (1) As of November 30, 1997.
   (2) Resigned effective October 15, 1997.


         The present terms of all officers extend to January 30, 1998, the date of the next annual meeting of shareholders and the annual meeting of the board of directors, or until their successors are elected and qualified.

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

         J. Paul Douglas was employed by PSNC on December 21, 1994. Prior to joining PSNC, he was employed by Conoco Inc. as counsel from March 1991 to December 1994. Prior to Conoco, he was a partner with the law firm of Katten, Muchin, Zavis and

Dombroff from February 1990 to March 1991 and a partner with the law firm of Grove, Jaskiewicz, Gilliam and Cobert from February 1984 to February 1990.

         John D. Grawe was employed by PSNC on October 3, 1994. Prior to joining PSNC, he was employed by Wisconsin Power and Light Company, most recently serving as Director of Gas Engineering and Operations.

         Jack G. Mason was employed by PSNC on July 5, 1979. During the past five years, prior to serving as Vice President-Treasurer and Chief Financial Officer, Mr. Mason held the positions of Director - Financial Projects and Assistant Treasurer, Assistant Treasurer, Assistant Treasurer and Assistant Controller and Treasurer.

         Sharon D. Boone was employed by PSNC on November 15, 1982. During the past five years, prior to serving as Controller and Assistant Secretary, Ms. Boone held the positions of Manager - Plant Accounting and Tax Services, Manager
- Corporate Accounting, and Director - Corporate Accounting.

Item 2.  Properties

         PSNC owns 728 miles of transmission pipelines of 2 to 24 inches in diameter that connect its distribution systems with the Texas to New York pipeline transmission system of Transco. Transco delivers natural gas to PSNC at various points on Transco's pipeline in North Carolina. Natural gas is distributed by PSNC through its 6,387 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-ways held under easement, license or permit on lands owned by others. PSNC also owns 64% of Cardinal Pipeline Company, LLC, which owns a 37.5 mile transmission pipeline, as discussed more fully in Note 2 to the financial statements.

         PSNC's Energy Center, which consists of its LNG liquefaction, storage and vaporization facility, is located on a 70-acre tract of land in Cary, North Carolina.

         PSNC also owns 18 commercial office buildings, a measurement operations building, a building that houses training, engineering and a call center, eleven service center buildings, 15 service buildings, and an energy control building; PSNC leases six commercial office buildings for its own use. One of the service buildings also houses training facilities. Another service building is jointly occupied by a NGV conversion facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of PSNC's security holders during the three months ended September 30, 1997.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         PSNC's common stock is traded on the New York Stock Exchange under the ticker symbol "PGS." PSNC's stock quotations are listed in most publications, including newspapers, as "PubSvcNC" or "PubSNC." Prior to March 1, 1995, PSNC was traded in the over-the-counter market and was included in the NASDAQ National Market System under the symbol "PSNC." At November 30, 1997, there were approximately 12,773 holders of record of PSNC's common stock.

         The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1997 and 1996.

                                                                     Cash
         Quarter                                                   Dividends
          Ended                High                 Low            Declared
         -------              -------             -------          ---------
          Fiscal
           1997
         -------
           Sep 30             $21 7/8             $18 3/4          $.2300
           Jun 30              20                  16 3/4           .2300
           Mar 31              19                  17 3/8           .2200
           Dec 31              19 3/8              17 1/8           .2200

          Fiscal
           1996
          ------
           Sep 30              18 5/8              15 7/8          .2200
           Jun 30              17                  15 1/8          .2200
           Mar 31              17 7/8              15 7/8          .2125
           Dec 31              18 3/4              15 1/4          .2125

         On November 13, 1997, the Board of Directors declared a regular quarterly cash dividend on PSNC's common stock of 23(cent) per share, payable on January 1, 1998 to shareholders of record on December 10, 1997. PSNC has paid regular quarterly cash dividends on its common stock since 1958, and has increased cash dividends paid to shareholders each calendar year since 1970.


Item 6.  Selected Financial Data

For the Fiscal Years Ended September 30,                1997        1996        1995       1994         1993
----------------------------------------              --------    --------    --------   --------     ------
Operating revenues (000's)........................    $337,930    $308,882    $247,893   $273,705     $279,989
Gross margin (000's)..............................    $155,926    $140,744    $130,828   $118,327     $112,105
Net income (000's)................................    $ 26,347    $ 23,898    $ 21,421   $ 19,976 (2) $ 14,219
Earnings per average common share ................    $   1.35    $   1.26    $   1.16   $   1.17 (2) $    .90
Cash dividends declared per common share .........    $    .90    $   .865    $   .835   $   .805     $   .775
Average number of common shares
 outstanding (000's) .............................      19,550      18,995      18,509     17,012       15,812
Capital expenditures (000's)......................    $ 60,310    $ 60,428    $ 61,119   $ 45,469     $ 40,127
Total assets (000's)..............................    $585,142    $524,889    $456,995   $427,939     $400,946
Common equity (000's).............................    $207,368    $188,635    $173,372   $160,555     $123,662
Long-term debt (000's) (1)........................    $180,850    $140,150    $100,700   $113,680     $124,518


(1) Excludes current maturities.
(2) Includes $1,511,000 or $0.09 per share related to sale of propane assets.

Item 7.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition


Results of Operations


Net Margin

For the Fiscal Years Ended September 30,              1997      1996      1995
----------------------------------------            --------  --------  ------

(Amounts in thousands except
 degree day and customer data)

Gross margin                                        $155,926  $140,744  $130,828
Less - Franchise taxes                                10,819     9,885     7,943
                                                    --------  --------  --------
  Net margin                                        $145,107  $130,859  $122,885
                                                    ========  ========  ========


Total throughput (DT):
  Residential                                         19,760    22,398    17,567
  Commercial/small industrial                         12,373    14,307    11,855
  Large commercial/industrial                         32,980    28,941    29,197
                                                      ------    ------    ------
                                                      65,113    65,646    58,619
                                                      ======    ======    ======

System average degree days: (1)
  Actual                                               3,253     3,856     3,030
  Normal                                               3,384     3,402     3,384
  Percent of normal                                      96%      113%       90%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                                    $ 5,960   $(8,733)  $ 5,800

Customers at end of period: (2)
  Residential                                        264,129   248,940   246,877
  Commercial/small industrial                         39,349    38,624    29,497
  Large commercial/industrial                          2,419     1,677       389
                                                     -------   -------   -------
                                                     305,897   289,241   276,763
                                                     =======   =======   =======


         (1) The increase in normal degree days in 1996 is due to an additional day for leap year.
         (2) Reflected in customers at September 30, 1997 is the reclassification of approximately 700 customers from commercial/small industrial to large commercial/industrial. Reflected in customers at September 30, 1996 is the reclassification of approximately 8,000 customers from residential to commercial/small industrial, and 1,300 from commercial/small industrial to large commercial/industrial.

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

Fiscal 1997

o Net margin increased by $14,248,000, or 11%, in fiscal 1997 as compared to fiscal 1996 primarily due to the general rate increase effective October 1, 1996 and to an increased customer base. This general rate increase accounted for approximately $6,200,000 of the variance from fiscal 1996. The volumes of gas delivered to residential and commercial/small industrial customers decreased 12% and 14%, respectively, due to weather that was 16% warmer as compared to the prior fiscal year. Throughput for lower-margin industrial and large commercial customers increased 14% as compared to fiscal 1996. This reflects decreased weather-related service curtailments to these customers during the year as compared to fiscal 1996, along with an increase in the customer base. Net throughput-related variances for all customer classes totaled approximately $7,775,000, including a variance of $14,693,000 related to the operation of the weather normalization adjustment (WNA) mechanism. After adjusting for the customer reclassifications as previously discussed, residential, commercial/small industrial and large commercial/industrial customers increased 6%, 4% and 2%, respectively, as compared to fiscal 1996.


Fiscal 1996

o Net margin increased by $7,974,000, or 6%, in fiscal 1996 as compared to fiscal 1995 primarily due to throughput-related variances associated with an increased customer base. Also reflected in this increase is approximately $1,645,000 related to the Cardinal Pipeline rate increase effective January 26, 1995. The volumes of gas delivered to residential and commercial/small industrial customers increased 28% and 21%, respectively, due to weather that was 27% colder as compared to the prior fiscal year. Throughput for lower-margin industrial and large commercial customers decreased 1% as compared to fiscal 1995. This reflects increased weather-related service curtailments to these customers during the year as compared to fiscal 1995. Net throughput-related variances for all customer classes totaled approximately $6,098,000, including a variance of $14,533,000 related to the operation of the WNA mechanism. Net margin for fiscal 1996 also increased due to a $732,000 refund in fiscal 1995 related to income ta credits taken in prior periods. These increases were partially offset by a $734,000 charge to expense related to the resolution of accounting issues associated with PSNC's Southern Expansion costs as discussed in
         Note 2 to the financial statements. After adjusting for the customer reclassifications as previously discussed, residential, commercial/ small industrial and large commercial/industrial customers increased 4%, 8% and 3%, respectively, as compared to fiscal 1995.

Fiscal 1995

o Net margin increased by $13,324,000, or 12%, in fiscal 1995 as compared to fiscal 1994 primarily due to rate increases associated with the October 7, 1994 general rate case order and the approval of rates for the Cardinal Pipeline effective January 26, 1995. Rate increases that affected PSNC's residential and commercial/small industrial customers account for approximately $11,723,000 of the increase. The quantities of gas delivered to residential and commercial/small industrial customer bases declined 6% and 5%, respectively, due to 13% warmer weather as compared to the prior fiscal year. This decrease was somewhat offset by increases in customer bases of 5% and 6%, respectively. Net throughput-related variances for these customers totaled approximately $2,956,000, including $5,938,000 related to the operation of the WNA. The quantities of gas delivered to large commercial/industrial customers increased 6% due to a 3% increase in the customer base and to higher operating levels by some of these customers. This increase resulted in additional net margin of approximately $1,346,000; however, the increase was offset by a price-related decline of approximately $1,539,000 due to both changes in the sales mix and the general rate case order, and to a decline of $430,000 from the prior year in penalty billings for unauthorized gas usage.
         The twelve-month period also reflects a $732,000 refund ordered by the North Carolina Utilities Commission (NCUC) in the October 7, 1994 rate case order that related to income tax credits taken in prior periods.


Operating Expenses

         Other operating expenses increased 10% during fiscal 1997. This increase is due primarily to net expenses of $1,034,000 related to the voluntary early retirement program offered in the first quarter of fiscal 1997. On a straight comparison basis without this expense, other operating expenses increased 8% as compared to fiscal 1996. Salary and employee benefits, outside consulting expenses, employee training programs, and expenses related to the outsourcing of meter reading also contributed to the increase. Partially offsetting the increases were reduced expenses for hospitalization insurance due to PSNC's recent affiliation with a health maintenance organization provider.

         Other operating expenses increased 7% during fiscal 1996. This increase reflects higher salary expenses and employee benefits and increased expenses for uncollectibles, which are based on revenues. These increases were partially offset by reduced outside consulting expenses related to information systems and employee benefits. Prior fiscal year expenses were reduced by adjustments related to group life and hospitalization insurance due to favorable experience and the transfer of a large number of employees to a less costly health maintenance organization provider. On a straight comparison basis without these insurance adjustments, operating expenses for fiscal 1996 increased 5%.

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

         Maintenance expenses increased 17% in fiscal 1997 due primarily to telecommunications expenses and higher salaries. Also contributing to the increase were charges of $143,000 related to the early retirement severance packages. On a straight comparison basis without this expense, maintenance expenses increased 14% as compared to fiscal 1996. Maintenance expenses increased 20% in fiscal 1996 and decreased 8% in fiscal 1995 due to the $750,000 reversal of expenses related to the investigation of former manufactured gas plant (MGP) sites, originally recorded in fiscal 1992. The reversing entry was recorded in fiscal 1995. On a straight comparison basis without this adjustment, maintenance expenses for fiscal 1996 increased 2%.

         Depreciation expense for all three fiscal years increased due to plant additions. Depreciation expense for fiscal 1995 also reflected higher depreciation rates approved in the October 1994 general rate case order. General taxes increased during fiscal 1997 and 1996 due to an increase in franchise tax expense reflecting an increase in revenues. The decrease in general taxes during fiscal 1995 is due to a reduction in franchise tax expense reflecting a decrease in revenues.

Other Income (Deductions)

         Other income (deductions) increased $535,000 during fiscal 1997. Other interest income increased $792,000 over fiscal 1996 due to interest on amounts due from customers through the operation of the Rider D rate mechanism. Winter-period increases in the market price of natural gas resulted in PSNC recording uncollected gas costs, along with increased demand costs, which totaled $18,385,000 at September 30, 1997. Prior to December 1996, income from secondary market transactions was recorded as other income. Income from secondary market transactions are now recorded in subsidiary operations. Secondary market transactions are any transactions that utilize capacity rights on interstate pipelines. PSNC Production Corporation (PSNC Production) and Sonat Marketing Company L.P. (Sonat Marketing), a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Upon creation of Sonat Public Service, $4,845,000 of restricted cash received by PSNC Production from Sonat Marketing was deferred, and during fiscal 1997, $816,000 of this amount was recognized as subsidiary income. With the formation of Sonat Public Service, PSNC Production and Sonat Marketing split evenly the 25% share of net income from the earnings from these transactions. PSNC also realized a $205,000 improvement in merchandise and jobbing. This improvement was reduced by approximately $231,000 related to the early retirement severance package. Without this expense, merchandise and jobbing would have improved by approximately $436,000.

         Other income (deductions) increased $3,132,000 during fiscal 1996. Other interest income increased $1,133,000 over fiscal 1995 due to interest on amounts due from customers through the operation of the Rider D rate mechanism. Winter-period increases in the market price of natural gas resulted in PSNC recording uncollected gas costs, along with increased demand costs, which totaled $17,925,000 at September 30, 1996. Income from nonregulated subsidiary operations exceeded fiscal 1995 by $925,000 due largely to gains realized from natural gas brokering activities. Income from secondary market transactions increased $582,000 over the prior year. PSNC realized increases in both the amount of margin generated and an increase in the shareholder portion of these margins from 10% to 25%, pursuant to an order of the NCUC effective November 1, 1995. PSNC also realized a $265,000 gain from the sale of property and a $250,000 improvement in merchandise and jobbing.

         Other income (deductions) decreased $4,350,000 during fiscal 1995 due mainly to proceeds received in fiscal 1994 from the sale of PSNC Propane Corporation and the absence of operating income from propane operations. PSNC Propane Corporation was sold for a $.09 per share after-tax capital gain. Other income (deductions) also decreased due to a loss in merchandise and jobbing largely due to a reclassification of certain sales commission expenses to merchandise and jobbing from other operating expenses in connection with the October 1994 general rate case order. Also contributing to the decrease was the fiscal 1994 reclassification of income from pipeline capacity sales from operating revenues to other income.

Interest Deductions

         Interest deductions for fiscal 1997 increased $2,512,000 over fiscal 1996. This increase was due mainly to increased interest expense on long-term debt of $2,887,000 resulting from the December 1996 issuance of $50,000,000 of 7.45% Senior Debentures due 2026. Interest expense on short-term debt decreased $299,000 due to lower average short-term bank loans outstanding.

         Interest deductions for fiscal 1996 increased $1,885,000 over fiscal 1995. This increase was due mainly to increased interest expense on long-term debt of $1,136,000 resulting from the January 1996 issuance of $50,000,000 of 6.99% Senior Debentures due 2026. Interest expense on short-term debt increased $845,000 due to higher average short-term bank loans outstanding.

         Interest deductions for fiscal 1995 decreased $391,000 due mainly to lower interest expense on declining balances in long-term debt. The declining balance in long-term debt was due to sinking fund payments and to the early redemption in May 1994 of the 9 7/8% First Mortgage Bonds due 1995. These decreases were partially offset by increased interest expense due to higher rates on higher average short-term bank loans outstanding.

Liquidity and Capital Resources

         PSNC's primary capital needs are the funding of its continuing construction program and the seasonal funding of its stored gas inventories. PSNC uses short-term bank loans temporarily, together with internally generated funds, long-term debt and equity financing to fund its continuing construction program. PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1997, total lines of credit with these banks range from a minimum of $37,000,000 to a winter-period maximum of $81,000,000. At September 30, 1997, committed lines of credit totaled $61,000,000, and uncommitted annual lines of credit totaled $80,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs. At September 30, 1997 and 1996, PSNC's total short-term bank loans outstanding were $38,000,000 and $59,500,000, respectively.

         During September 1996, PSNC made the final additional payment allowed on its 10% Senior Debentures due 2003 of $1,250,000. During September 1995, PSNC paid an additional $2,500,000, the maximum additional annual payment permitted pursuant to the terms of this debenture agreement.

         PSNC also generates equity capital through its dividend reinvestment, employee stock purchase and nonqualified stock option plans. During fiscal 1997, 1996 and 1995, the dividend reinvestment plan generated $7,277,000, $5,187,000 and $5,069,000, respectively, of additional equity capital. In August 1996, the dividend reinvestment plan was amended to allow the initial purchase of shares directly from PSNC and also to increase the amount of cash individual shareholders could invest. The employee stock purchase plan generated $1,318,000, $1,198,000 and $1,174,000, respectively, of additional equity capital. The nonqualified stock option plan generated net equity capital of $1,181,000, $1,232,000 and $447,000 for the respective three fiscal years.

         On December 20, 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of senior unsecured debt. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering. The net proceeds of $49,314,000 were used to pay down a significant portion of the then outstanding short-term bank debt. On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt. At September 30, 1997, $25,000,000 remained on the shelf registration.

         The ratio of long-term debt to total capitalization was 46.6% at September 30, 1997, 42.6% at September 30, 1996 and 36.7% at September 30, 1995. PSNC's goal is to maintain a capital structure with a ratio of long-term debt to total capitalization in the 45% range with periodic moderate fluctuations.

         For fiscal 1997, 1996 and 1995, construction expenditures were $60,310,000, $60,428,000 and $61,119,000, respectively. For fiscal 1998, PSNC's
Board of Directors approved a budget of $69,781,000 for PSNC's ongoing construction program. PSNC anticipates spending $45,000,000 to $60,000,000 annually on its construction program for the next several years.

         As discussed more fully in Note 4 to the financial statements, PSNC and its subsidiaries sponsor a noncontributory defined benefit pension plan covering substantially all employees. During fiscal 1997 and 1996, contributions were $3,306,000 and $2,855,000, respectively. The increase in fiscal 1997 is due to the funding requirement of the previously mentioned voluntary early retirement program. Projected fiscal 1998 plan contributions total $2,582,000.

         PSNC paid from its assets $3,555,000 of special termination benefits to eligible employees in connection with a voluntary early retirement program available from October 14, 1996 until November 27, 1996. This amount was recorded during the first quarter of fiscal 1997 in addition to regular pension benefits paid from plan assets. As a result of the voluntary early retirement program, PSNC recognized a pension gain of approximately $1,739,000, which lowered pension expense in fiscal 1997. PSNC estimates a permanent savings in annual salaries of approximately $1,100,000 beginning in the second quarter of fiscal 1997 and an increase in annual pension expense of $200,000 beginning in fiscal 1998.

         Restricted cash and temporary investments and restricted supplier refunds relate to refunds of $9,888,000 received from PSNC's pipeline supplier that have not yet been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC, dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         On August 21, 1995, the NCUC approved an expansion project into McDowell County to be funded from PSNC's expansion fund in an amount up to $8,194,000. PSNC began providing natural gas service in McDowell County in December 1996. Construction expenditures as of September 30, 1997 relating to this project were approximately $14,237,000, of which $7,781,000 was refunded to PSNC from the expansion fund during fiscal 1997. PSNC's next expansion project will be in Haywood County. PSNC currently provides natural gas service to the eastern part of this county. The current estimated cost to expand service to western Haywood County, including Waynesville, Clyde and Lake Junaluska, is $7,182,000. On December 30, 1996, PSNC filed an application with the NCUC requesting expansion funds for this project. On April 22, 1997, the NCUC approved this project and authorized disbursements from the expansion fund of $4,127,000. PSNC expects to begin providing partial service to this county by December 1997.

         Net accounts receivable increased $8,717,000 as compared to September 30, 1996. This increase was due primarily to gas brokering and transportation pooling activities.

         Stored gas inventories increased $5,027,000 as compared to September 30, 1996. This increase was due to additional quantities of natural gas stored and the addition of another storage service.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover all prudently incurred gas costs from customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. On a monthly basis, any difference in amounts paid and collected is recorded for subsequent refund to or collection from PSNC's customers. Deferred gas costs at September 30, 1997 and September 30, 1996 reflect undercollections from customers primarily related to the unanticipated surge in natural gas prices during the respective winter periods. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are refunded to or collected from customers over a subsequent twelve-month period. Amounts that have not been refunded to or collected from customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level over a twelve-month period. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures.

         The balance in long-term restricted cash is due to the restricted cash contribution from Sonat Marketing. Sonat Marketing contributed $4,944,000 for its 50% ownership in Sonat Public Service, of which $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restricted cash will be released annually in equal amounts beginning in December 1998 and extending through December 2001.

         The $420,000 increase in the asset for debt expense relates to expenses associated with the 7.45% Senior Debentures due 2026 sold on December 17, 1996.

         Other assets increased $1,325,000 primarily due to deferred charges related to costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. These charges are being amortized to income over a three-year period beginning September 1997 per an NCUC order dated April 29, 1997.

         The increase in accounts payable at September 30, 1997 as compared to September 30, 1996 is due to additional secondary market transactions and to natural gas purchased at higher costs.

         The increase in other current liabilities at September 30, 1997 as compared to September 30, 1996 is primarily due to recording the current portion of the deferred revenue associated with the creation of Sonat Public Service. The noncurrent portion is recorded in deferred revenues.

         The $21,500,000 decrease in interim bank loans at September 30, 1997 as compared to September 30, 1996 relates to the sale on December 17, 1996 of $50,000,000 of 7.45% Senior Debentures due 2026, the net proceeds of which were used to pay down a significant portion of the then outstanding short-term bank loans.

         The increase in accrued interest at September 30, 1997 as compared to September 30, 1996 reflects interest on the 7.45% Senior Debentures due 2026 sold on December 17, 1996.

         Deferred credits and other liabilities increased primarily due to deferred revenue of $3,100,000, which is the noncurrent portion of the deferred revenue received from the creation of Sonat Public Service. Also contributing to the increase was additional deferred income taxes of $3,205,000. These increases were partially offset by the previously discussed pension gain.

         As discussed more fully in Note 7 to the financial statements, PSNC owns or has owned portions of six sites in North Carolina on which MGPs were formerly operated. Evaluations of these sites have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment, Health and Natural Resources (NCDEHNR) has recommended that no further action be taken with respect to one site. An environmental consulting firm retained by PSNC estimated that the minimum aggregate costs to investigate and monitor the extent of environmental degradation and to implement remedial procedures with respect to the remaining five sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. In October 1994, PSNC entered into an administrative order of consent with NCDEHNR to investigate the Durham, North Carolina, site in accordance with standards and methods approved by NCDEHNR. At September 30, 1997, PSNC had recorded a total liability and a corresponding regulatory asset of the minimum amount of the range, or $3,705,000.

         As discussed more fully in Note 2 to the financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. The pipeline was placed into service in December 1994 at a cost of approximately $26,000,000, of which PSNC owns 64%, and extends 37.5 miles to provide additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In September 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form Cardinal Extension Company, LLC (Cardinal Extension), to purchase and extend the existing Cardinal Pipeline. As proposed, the extension will span approximately 67 miles from the termination point of the original Cardinal Pipeline to a point southeast of Raleigh. This project is estimated to cost $75,000,000. PSNC, through a subsidiary, will own approximately 33% of the new 104.5-mile pipeline, and will contribute its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000 for its ownership share. On December 23, 1996, Cardinal Extension filed an application with the NCUC for approval of this project. A public hearing was held on May 20, 1997, and on November 6, 1997, the NCUC issued an order approving the proposed project. Subject to the approvals by state and federal agencies, construction is scheduled to begin in early 1999, and the facilities are expected to be in service on or before November 1, 1999.

         As discussed more fully in Note 2 to the financial statements, Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle will own and operate a four billion cubic foot liquefied natural gas storage facility in North Carolina. Construction began in 1997 at an estimated cost of $107,000,000. The facility is expected to be operational by May 1999. PSNC, through its subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), will own 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. At September 30, 1997, Blue Ridge's investment in Pine Needle totaled $421,000. Blue Ridge will make capital contributions approximating $9,000,000 during the construction period.

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

Recently Issued but Not Yet Effective Accounting Statements

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to shareholders by the weighted average number of common shares outstanding for the period. This statement will be adopted by PSNC beginning October 1, 1997.

         In February 1997, the FASB issued SFAS No.129, "Disclosure of Information About Capital Structure." This statement applies to all entities, public and nonpublic. It supersedes specific disclosure requirements of Accounting Principles Board (APB) Opinions No. 10 and No. 15 and SFAS No. 47 and consolidates them in this statement. There is no change in disclosure requirements for entities previously subject to these requirements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. "Comprehensive Income" is the total of net income and all other non-owner changes in equity. This statement will be adopted by PSNC effective October 1, 1998. PSNC does not anticipate the adoption of this statement to have a material impact.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement introduces a new model for segment reporting based on the way senior management organizes segments within a company for making operating decisions and assessing performance. This statement will be adopted by PSNC effective October 1, 1998. PSNC does not anticipate the adoption of this statement to have a material impact.

Forward-looking Statements

         Statements contained in this document and the notes to the financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

Item 8.  Financial Statements and Supplementary Data


         Public Service Company of North Carolina, Incorporated and Subsidiaries

                           Consolidated Statements of Income


For the Fiscal Years Ended September 30,       1997           1996          1995
----------------------------------------   ------------   ------------   ------------


Operating revenues                         $337,930,181   $308,882,079   $247,893,014
Cost of gas                                 182,003,740    168,137,830    117,065,047
                                           ------------   ------------   ------------
Gross margin                                155,926,441    140,744,249    130,827,967
                                           ------------   ------------   ------------

Operating Expenses and Taxes:
  Other operating expenses                   55,180,279     50,074,438     47,006,721
  Maintenance                                 6,007,234      5,128,699      4,261,832
  Provision for depreciation                 22,387,370     19,748,947     18,156,134
  General taxes                              16,924,868     16,005,669     13,823,123
  Income taxes -
    Federal                                  12,535,400     11,579,200     10,776,500
    State                                     3,175,800      2,917,300      2,743,800
                                           ------------   ------------   ------------
     Total operating expenses and taxes     116,210,951    105,454,253     96,768,110
                                           ------------   ------------   ------------
Operating income                             39,715,490     35,289,996     34,059,857
                                           ------------   ------------   ------------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                             -              -            18,244
  Merchandise and jobbing                       121,554        (83,582)      (333,914)
  Subsidiary operations, net of
   income taxes                               1,677,391      1,327,561        402,344
  Interest income and other                   2,086,826      2,106,868        132,543
                                           ------------   ------------   ------------
     Total other income (deductions)          3,885,771      3,350,847        219,217
                                           ------------   ------------   ------------
Gross income                                 43,601,261     38,640,843     34,279,074
                                           ------------   ------------   ------------

Interest Deductions:
  Interest on long-term debt                 15,139,409     12,252,379     11,115,979
  Amortization of debt expense                  163,173        151,978        137,122
  Other interest                              2,293,555      2,589,033      1,974,268
  Allowance for borrowed funds used
   during construction                         (341,429)      (250,765)      (369,522)
                                           ------------   ------------   ------------
     Total interest deductions               17,254,708     14,742,625     12,857,847
                                           ------------   ------------   ------------
Net income                                 $ 26,346,553   $ 23,898,218   $ 21,421,227
                                           ============   ============   ============


Average common shares outstanding            19,549,656     18,995,035     18,509,049


Earnings per average common share                 $1.35          $1.26          $1.16
                                                  =====          =====          =====


Cash dividends declared per common share           $.90          $.865          $.835

The accompanying notes to consolidated financial statements are an integral part of these statements.

         Public Service Company of North Carolina, Incorporated and Subsidiaries
                              Consolidated Balance Sheets


September 30,                                      1997           1996
-------------------------------------------    ------------   ------------
Assets
------
Gas Utility Plant:
 In service                                    $679,488,467   $619,831,020
 Less - Accumulated depreciation                203,224,735    183,529,378
                                               ------------   ------------
 Net plant in service                           476,263,732    436,301,642
 Construction work in progress                    4,738,227      9,386,643
                                               ------------    ------------
                                                481,001,959    445,688,285
                                               ------------    ------------

Non-utility Property, net of
 accumulated depreciation (1997 -
 $143,128 and 1996 - $134,789)                      641,666         691,145
                                               ------------    ------------

Current Assets:
 Cash and temporary investments                   1,641,371       3,360,640
 Restricted cash and temporary investments        9,887,844       6,394,634
 Receivables, less allowance for
  doubtful accounts (1997 - $2,521,983 and
  1996 - $2,481,943)                             26,616,667       17,899,381
 Inventories, at average cost -
  Materials, supplies and merchandise             7,644,432        6,704,622
  Stored gas                                     20,890,195       15,862,819
 Deferred gas costs, net                         19,337,797       17,525,347
 Prepayments                                      2,403,445        2,275,674
                                               ------------      ------------
                                                 88,421,751        70,023,117
                                               ------------      ------------

Deferred Charges and Other Assets:
 Long-term restricted cash                        4,845,120             -
 Debt expense                                     1,838,815         1,418,463
 Other                                            8,392,229         7,067,699
                                               ------------      ------------
                                                 15,076,164         8,486,162
                                                ------------     ------------
                                               $585,141,540      $524,888,709
                                               ============      ============


Capitalization and Liabilities
------------------------------
Capitalization (see statements):
 Common equity                                 $207,367,763      $188,635,405
 Long-term debt                                 180,850,000       140,150,000
                                               ------------      ------------
                                                388,217,763       328,785,405
                                               ------------      ------------

Current Liabilities:
 Current maturities of long-term debt             9,300,000         6,800,000
 Accounts payable                                27,799,188        20,300,451
 Accrued taxes                                    4,303,522         3,074,823
 Customer prepayments and deposits                6,978,565         6,013,886
 Accrued interest                                 4,447,660         3,096,993
 Cash dividends declared                          4,534,095         4,222,283
 Restricted supplier refunds                      9,887,844         6,394,634
 Other                                            5,149,824         3,960,098
                                               ------------      ------------
                                                 72,400,698        53,863,168
 Interim bank loans, due within one year         38,000,000        59,500,000
                                               ------------      ------------
                                                110,400,698       113,363,168
                                               ------------      ------------

Deferred Credits and Other Liabilities:
 Income taxes, net                               59,437,911        56,232,845
 Deferred revenue                                 3,099,888              -
 Investment tax credits                           3,780,581         4,210,269
 Accrued pension cost                             9,531,887        12,213,788
 Other                                           10,672,812        10,083,234
                                                -----------      ------------
                                                 86,523,079        82,740,136
                                                ------------      ------------
                                                $585,141,540      $524,888,709
                                                ============      ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

        Public Service Company of North Carolina, Incorporated and Subsidiaries

                      Consolidated Statements of Capitalization

September 30,                                          1997             1996
------------------------------------------         ------------     -----------

Common Equity:
  Common stock, $1 par, 30,000,000
   shares authorized; shares outstanding
   1997 - 19,770,843 and 1996 - 19,204,385         $ 19,770,843     $ 19,204,385
  Capital in excess of par value                    123,474,119      114,007,859
  Retained earnings                                  64,122,801       55,423,161
                                                   ------------     ------------
                                                    207,367,763      188,635,405
                                                   ------------     ------------
Long-term Debt:
  Senior debentures (unsecured) -
    8.65% due 2002                                   12,500,000       15,000,000
    10% due 2003                                     11,250,000       11,250,000
    10% due 2004                                     34,400,000       38,700,000
    8.75% due 2012                                   32,000,000       32,000,000
    6.99% due 2026                                   50,000,000       50,000,000
    7.45% due 2026                                   50,000,000             -
                                                   ------------     ------------
                                                    190,150,000      146,950,000
  Less - Current maturities                           9,300,000        6,800,000
                                                   ------------     ------------
                                                    180,850,000      140,150,000
                                                   ------------     ------------
                                                   $388,217,763     $328,785,405
                                                   ============     ============


                  Consolidated Statements of Retained Earnings

For the Fiscal Years Ended September 30,     1997          1996         1995
----------------------------------------  -----------   -----------  -----------

Balance, beginning of year                $55,423,161   $48,027,708  $42,142,636

Add - Net income                           26,346,553    23,898,218   21,421,227
                                          -----------   -----------  -----------
                                           81,769,714    71,925,926   63,563,863

Deduct - Cash dividends declared
          on common stock and other        17,646,913    16,502,765   15,536,155
                                          -----------  ------------  -----------

Balance, end of year                      $64,122,801   $55,423,161  $48,027,708
                                          ===========  ============  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.




                              Public Service Company of North Carolina, Incorporated and Subsidiaries

                                              Consolidated Statements of Cash Flows


For the Fiscal Years Ended September 30,            1997          1996          1995
----------------------------------------         -----------   -----------   -------
Cash Flows from Operating Activities:
  Net income                                     $26,346,553   $23,898,218   $21,421,227
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation charged to operating expenses   22,387,370    19,748,947    18,156,134
     Depreciation charged to other accounts        2,528,055     2,821,518     2,350,489
     Amortization of debt expense and other          175,592       151,978       137,122
     Provision for doubtful accounts               1,396,636     1,706,466     1,404,268
     Amortization of investment tax credits, net    (429,688)     (435,156)     (435,154)
     Deferred income taxes, net                    3,205,066     3,627,210     4,136,329
                                                 -----------   -----------   -----------
                                                  55,609,584    51,519,181    47,170,415

     Change in assets and liabilities:
      Receivables                                (10,113,922)   (6,001,263)    1,639,855
      Inventories                                 (5,967,186)   (4,849,607)    2,690,078
      Deferred gas costs, net                     (1,812,450)  (13,833,212)   (2,958,509)
      Deferred revenues                            3,099,888          -             -
      Prepayments                                   (127,771)     (186,824)      482,864
      Accounts payable                             7,498,737      (111,061)    4,755,558
      Accrued taxes                                1,228,699     1,251,185    (3,963,760)
      Customer prepayments and deposits              964,679       272,239       171,656
      Accrued interest                             1,350,667       645,473       138,428
      Other                                       (4,911,920)    1,602,404       268,917
      Accrued pension cost                        (2,681,901)     (717,013)   (2,600,758)
                                                 -----------   -----------   -----------
Net cash provided by operating activities         44,137,104    29,591,502    47,794,744
                                                 -----------   -----------   -----------

Cash Flows from Investing Activities:
  Construction expenditures                      (60,310,383)  (60,428,321)  (61,118,541)
  Non-utility property and other                     875,413    (1,801,879)   (1,015,502)
                                                 -----------   -----------   -----------
Net cash used in investing activities            (59,434,970)  (62,230,200)  (62,134,043)
                                                 -----------   -----------   -----------

Cash Flows from Financing Activities:
  Issuance of common stock through dividend
   reinvestment, stock purchase and stock
   option plans                                    9,809,642     7,674,585     6,762,526
  Increase (decrease) in interim bank loans, net (21,500,000)    8,500,000    28,000,000
  Sale of senior debentures, net                  49,404,056    49,313,951          -
  Retirement of long-term debt                    (6,800,000)  (14,230,000)   (7,740,000)
  Retirement of common stock                         (33,670)      (58,056)      (71,811)
  Cash dividends                                 (17,301,431)  (16,194,228)  (14,152,550)
                                                 -----------   -----------   -----------
Net cash provided by financing
   activities                                     13,578,597    35,006,252    12,798,165
                                                 -----------   -----------   -----------

Net increase (decrease) in cash and
 temporary investments                            (1,719,269)    2,367,554    (1,541,134)
Cash and temporary investments at beginning
 of year                                           3,360,640       993,086     2,534,220
                                                 -----------   -----------   -----------
Cash and temporary investments at end of year    $ 1,641,371   $ 3,360,640   $   993,086
                                                 ===========   ===========   ===========

Cash paid during the year for:
  Interest (net of amount capitalized)           $15,514,606   $13,787,781   $12,137,583
  Income taxes                                   $12,935,000   $11,480,000   $13,486,095


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Public Service Company of North Carolina, Incorporated

                                         and Subsidiaries

                             Notes to Consolidated Financial Statements

                   For the Fiscal Years Ended September 30, 1997, 1996 and 1995


1.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Segment Data

                The consolidated financial statements include Public Service Company of North Carolina, Incorporated's (PSNC), wholly-owned subsidiaries, Clean Energy Enterprises, Inc., PSNC Blue Ridge
         Corporation, PSNC Production Corporation, PSNC Propane Corporation (dissolved in fiscal 1997), and PSNC Cardinal Pipeline Company. Through its subsidiaries, PSNC also owns an interest in Cardinal Pipeline Company, LLC, Cardinal Extension Company, LLC and Pine Needle LNG
         Company, LLC. On December 2, 1996, PSNC Production Corporation and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. PSNC Production Corporation and Sonat Marketing Company L.P. each owns 50% of this multi-state joint venture. All significant intercompany transactions have been eliminated in consolidation.

                PSNC and its subsidiaries operate in one dominant business segment, distribution of natural gas. PSNC, through various subsidiaries and a joint venture also participates in nonregulated businesses such as natural gas brokering and supply services and the conversion and fueling of natural gas vehicles.

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

         Depreciation

                PSNC provides for depreciation on a straight-line basis by the application of specific rates to the various classes of depreciable property. These rates, which have been approved by the North Carolina Utilities Commission (NCUC), approximate 3.9% of the cost of depreciable property for each of the fiscal years 1997, 1996 and 1995, on a composite basis.

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

         Cash and Temporary Investments

                For purposes of reporting cash flows, cash and temporary investments include cash on hand and investments with original maturities of 45 days or less. Investments may include repurchase agreements, U.S. Treasury bills, federal agency securities, certificates of deposit and high-grade commercial paper.

                Since fiscal 1992, PSNC has received refunds from its pipeline transporters for which the investment and use have been restricted by an order of the NCUC. Pursuant to an order of the NCUC, these funds are to remain segregated from PSNC's general funds and will be used for expansion of PSNC's facilities into unserved territories. These refunds, along with interest earned thereon, are periodically transferred to the Office of the State Treasurer. The balance not transferred is reported in restricted cash and temporary investments and restricted supplier refunds on the accompanying consolidated balance sheets.

         Long-term Restricted Cash and Deferred Revenue

                The balance in long-term restricted cash reflects the restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing). PSNC Production Corporation (PSNC Production) and Sonat Marketing, created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Sonat Marketing contributed $4,944,000 for its 50% ownership, of which $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restricted cash will be released annually in equal amounts beginning in December 1998 and extending through December 2001.

                The contribution was recorded as deferred revenue and is being recognized by the company over the five-year period. The noncurrent portion is reflected in deferred revenue with the current portion reflected in other current liabilities on the accompanying consolidated balance sheets.

         Debt Expense

                PSNC amortizes issuance costs for its debentures over the life of the related debt. PSNC is amortizing the redemption premium and the unamortized issuance costs on its previously refunded Series K First Mortgage Bonds over 15 years, in accordance with the treatment authorized by the NCUC.

         Fair Value of Financial Instruments

                Financial instruments include cash and temporary investments and long-term debt. The amount reported for cash and temporary investments are considered to be reasonable approximations of their fair values due to their short-term nature. The carrying amount of long-term debt (including current maturities) at September 30, 1997 and September 30, 1996, is $190,150,000 and $146,950,000, respectively, as compared to a fair market value of $207,729,000 and $158,369,000, respectively. The fair market value of these instruments is based on current market prices and yields for similar issues.

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


2.       REGULATORY MATTERS

                PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. Additionally, PSNC can recover its margin losses on negotiated gas sales to certain large commercial and industrial customers in any manner authorized by the NCUC. At September 30, 1997, the balance of net gas costs to be collected from customers pursuant to Rider D was approximately $18,385,000 as compared to $17,925,000 at September 30, 1996.

                In PSNC's 1991 general rate case order, a weather normalization adjustment (WNA) mechanism was authorized. This mechanism allows PSNC to adjust its winter-period gas sales rates to certain customers to avoid undercollections or overcollections of its non-gas costs due to weather fluctuations from normal.

                On September 25, 1996, the NCUC issued an order in PSNC's general rate case filed in March 1996. The order, effective October 1, 1996, granted additional annual revenues of $2,701,000 and allowed a 10.37% overall return on PSNC's net utility investment. It also approved the continuation of the previously mentioned WNA and Rider D mechanisms.

                Effective November 1, 1990, PSNC obtained additional firm capacity from Transcontinental Gas Pipe Line Corporation's (Transco) Southern Expansion project. On October 16, 1995, the Federal Energy Regulatory Commission (FERC) issued an order on remand, from the United States Court of Appeals for the District of Columbia Circuit, requiring Transco to file revised tariff sheets for Southern Expansion service provided from November 1, 1990, through October 31, 1991. As a result of this order, PSNC received additional charges for the period April 5, 1991, through October 31, 1991, and recorded additional expense of $734,000 during the fourth quarter of fiscal 1996. Based upon a prior NCUC order, PSNC could not collect these charges from its customers through the Rider D mechanism. PSNC believes the October 16, 1995, order to be the final order regarding Southern Expansion charges incurred prior to November 1, 1991, and anticipates no further exposure from this issue.

                PSNC began providing natural gas service in McDowell County during December 1996. This was the first project undertaken by PSNC using monies from its NCUC approved expansion fund. The original estimate to complete this project was approximately $14,500,000, of which $8,193,500 would be financed by PSNC's expansion fund and local government assistance payments. Through September 30, 1997, $14,237,000 was spent on the project, of which $7,781,000 was received from the expansion fund. PSNC will receive an additional $412,500 over the next five years in the form of local government assistance payments.

                PSNC currently provides natural gas service to the eastern portion of Haywood County and began extending service to western Haywood County, including Waynesville, Clyde and Lake Junaluska, in September 1997. The current estimated cost to expand service to this area is $7,182,000. On December 30, 1996, PSNC filed an application with the NCUC requesting expansion funds for this project. On April 22, 1997, the NCUC approved this project and authorized disbursements from the expansion fund of $4,127,000. PSNC expects to begin providing partial service to this county by December 1997.

                PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March
         1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline. It was placed into service on December 31, 1994, and provides 130 million cubic feet per day (MCF/Day) of additional firm capacity (70 MCF/Day for PSNC and 60 MCF/Day for Piedmont). In September 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation
         (NCNG) signed a letter of intent to form Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will extend 67 miles from the termination point of the original Cardinal Pipeline to a point southeast of Raleigh and will provide 140 MCF/Day of additional firm capacity (100 MCF/Day for PSNC and 40 MCF/Day for NCNG). The extension will be project-financed at an estimated cost $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45%, and NCNG will own approximately 5% of Cardinal Extension. PSNC, through a subsidiary, will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On December 23, 1996, Cardinal Extension filed an application with the NCUC for approval of this project. A public hearing was held on May 20,1997. Subject to the approval of state and federal agencies, construction is scheduled to begin in early 1999. The facilities are expected to be in service on or before November 1, 1999.

                Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle will own and operate a liquefied natural gas storage facility, with an estimated cost of $107,000,000. This facility will be located near Transco's pipeline northwest of Greensboro, North Carolina, and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. On April 30, 1996, the FERC made a preliminary determination to grant Pine Needle certificate authority to construct, own and operate the LNG storage facility. It approved a 12.75% return on equity for the project and stated that the debt component of the rate structure will be determined after permanent financing is obtained. On May 30, 1996, the NCUC filed an application for rehearing of the preliminary determination. On November 27, 1996, the FERC issued an order granting a certificate of convenience and necessity authorizing the construction and operation of Pine Needle, and denying the NCUC's request for rehearing. The NCUC then filed a petition for review of FERC's November 27 order with the United States Court of Appeals for the District of Columbia Circuit. On October 7, 1997, Pine Needle and the NCUC signed an agreement relating to the NCUC's appeal of the Pine Needle certificate order. Based upon this agreement between Pine Needle and the NCUC, the NCUC filed a motion on October 20, 1997 to withdraw its petition for review. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season. PSNC Blue Ridge Corporation (Blue Ridge) will make capital contributions totaling approximately $9,000,000 during the construction period. Through September 30, 1997, Blue Ridge has invested $421,000 in the facility.

                On November 14, 1996, PSNC filed an application with the NCUC requesting deferral accounting treatment for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000 (Year 2000 costs). Similar costs will be incurred by businesses worldwide, and the Emerging Issues Task Force of the Financial Accounting Standards Board has determined that these costs should be expensed as incurred. PSNC requested that total estimated contractor labor of $3,000,000 be deferred for subsequent recovery in a future rate case. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997 and will seek to recover any unamortized costs at the time of its next general rate case. At September 30, 1997, the unamortized balance of Year 2000 costs were $1,692,000.

3.       COMMON STOCK

                The changes in common stock and capital in excess of par value for the three years ended September 30, 1997 were as follows:

                                               Common Stock
                                           $1 Par, Authorized
                                            30,000,000 Shares       Capital in
                                           Shares                    Excess of
                                         Outstanding     Amount      Par Value
                                         -----------  -----------  ------------
        September 30, 1994                18,212,047  $18,212,047  $100,200,706

          Issuance through dividend
           reinvestment plan (DRP)           349,315      349,315     4,720,158

          Issuance through employee
           stock purchase plan (ESPP)         90,574       90,574     1,083,265

          Issuance through nonqualified
           stock option plan (NSOP) - net     37,410       37,410       481,804

          Compensation expense - NSOP           -            -          113,583

          Recognition of permanent tax
           differences related to stock
           options exercised                    -            -           55,800
                                         -----------  -----------  ------------

        September 30, 1995                18,689,346   18,689,346   106,655,316

          Issuance through DRP               326,618      326,618     4,860,612

          Issuance through ESPP               92,405       92,405     1,105,164

          Issuance through NSOP - net         96,016       96,016     1,193,770

          Compensation expense - NSOP           -            -           29,197

          Recognition of permanent tax
           differences related to stock
           options exercised                    -            -          163,800
                                         -----------  -----------  ------------

        September 30, 1996                19,204,385   19,204,385   114,007,859

          Issuance through DRP               406,388      406,388     6,870,434

          Issuance through ESPP               81,349       81,349     1,236,505

          Issuance through NSOP - net         78,721       78,721     1,136,237

          Compensation expense - NSOP           -            -           95,884

          Recognition of permanent tax
           differences related to stock
           options exercised                    -            -          127,200
                                         -----------  -----------  ------------

        September 30, 1997                19,770,843  $19,770,843  $123,474,119
                                         ===========  ===========  ============

Stock Compensation Plans

         At September 30, 1997, PSNC had two stock-based compensation plans, which are described below. PSNC applies Accounting Principles Board (APB)
Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its employee stock purchase plan. For fiscal 1997, 1996 and 1995, the compensation cost that has been charged against income for its nonqualified stock option plan was $96,000, $29,000 and $114,000, respectively. In October 1995, the FASB issued its SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement defines a fair value method of accounting for stock options or similar equity instruments and was adopted by PSNC effective October 1, 1996. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting. Had compensation cost for PSNC's two stock-based plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, PSNC's net income and earnings per share (EPS) would have been reduced to the pro forma amounts shown below:


                                1997          1996          1995
                                ----          ----          ----
Net income     As reported  $26,346,553   $23,898,218   $21,421,227
               Pro forma    $25,971,801   $23,469,513   $21,018,334

Primary EPS    As reported        $1.35         $1.26         $1.16
               Pro forma          $1.33         $1.24         $1.14


Nonqualified Stock Option Plans

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

         Options granted, exercised and canceled for the three years ended September 30, 1997 were as follows:

                                  Options      Exercise Price
                                Outstanding      Per Share
                                -----------    --------------
    September 30, 1994          348,431
     Granted                    120,000          $12.86
     Exercised                  (46,095)         $10.56 to $15.57
     Canceled                    (1,479)         $15.57
                                -------
    September 30, 1995          420,857
     Granted                    120,000          $14.29
     Exercised                 (101,624)         $10.56 to $15.57
     Canceled                   (11,994)         $12.86 to $15.57
                                -------
    September 30, 1996          427,239
     Granted                    118,967          $16.59
     Exercised                  (81,532)         $10.56 to $16.59
     Canceled                      (736)         $14.29
                                -------
    September 30, 1997          463,938
                                =======

         On September 3, 1997, PSNC registered with the Securities and Exchange Commission (SEC) an additional 1,560,000 shares of common stock to be reserved for use in the 1997 Nonqualified Stock Option Plan.


Employee Stock Purchase Plan

         Under the 1992 Employee Stock Purchase Plan, PSNC is authorized to issue up to 720,000 shares to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may choose each year to have from 2% to 10% of their base salary or wages withheld to purchase PSNC's common stock. The purchase price of stock is 90% of the lower of its beginning-of-year or end-of-year fair market value as defined in the plan. Seventy-two percent of eligible employees participated in the plan during fiscal 1997. In fiscal 1997, 1996 and 1995, PSNC issued to employees 81,349, 92,405 and 90,574 shares, respectively.

         At September 30, 1997, there were 1,262,228 common shares reserved for issuance under PSNC's Stock Purchase and Automatic Dividend Reinvestment Plan, 1,560,000 common shares reserved for granting under the 1997 Nonqualified Stock Option Plan and 287,869 common shares reserved for issuance under the Employee Stock Purchase Plan.

4.       PENSION AND POSTRETIREMENT PLANS

                PSNC and its subsidiaries sponsor a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation during the five consecutive years of employment that will produce the highest average pay. Contributions to the plan are determined on an annual basis with the amount of such contributions being within the minimum required for funding standard account purposes and the maximum deductible for federal income tax purposes.

                Net pension cost in fiscal 1997, 1996 and 1995 consisted of the following components (amounts in thousands):


                                              1997      1996      1995
                                             ------    ------    -----
         Service cost                        $2,156    $2,034   $1,977
         Interest cost                        3,282     2,972    3,173
         Actual return on assets             (8,328)   (2,845)  (3,320)
         Net amortization                     5,253       (23)     228
                                             ------    ------   ------
         Net pension cost                    $2,363    $2,138   $2,058
                                             ======    ======   ======



                The table below sets forth the amount recognized on PSNC's consolidated balance sheets at September 30, 1997 and 1996 (amounts in thousands):


                                                  1997      1996
         Actuarial present value of benefit
          obligations:
         Accumulated benefit obligation,
          including vested benefits in
          1997 of $28,692 and 1996 of $29,405   $29,852   $30,434
                                                =======   =======

         Projected benefit obligation           $42,920   $44,458
         Plan assets at fair value               39,253    38,503
                                                -------   -------

         Plan assets under projected
          benefit obligation                      3,667     5,955
         Unrecognized transition amount           1,716     2,539
         Unrecognized net gain                    8,301     8,444
         Unrecognized prior service cost         (4,152)   (4,724)
                                                -------   -------
         Accrued pension cost                   $ 9,532   $12,214
                                                =======   =======

         Actuarial assumptions:

         Weighted average discount rate             7.50%    7.75%
         Rate of increase in future
          compensation levels                 3.50%-6.50%  3.75%-6.75%
         Weighted average expected
          long-term rate of return                     8%           8%


                The majority of plan assets is invested in equities, with the balance primarily in fixed income investments. The fair value of PSNC's own common stock held by the plan at the respective 1997 and 1996 measurement dates was approximately $3,251,000 and $2,731,000.

                The decrease in accrued pension cost at September 30, 1997 is due to the recognition of $1,739,000 of unrecognized net gains and assets in the pension plan related to the voluntary early retirement program. This accelerated recognition was in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

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

                Based on the actuarial valuation of October 1, 1993, the adoption of SFAS No. 106 resulted in a transition obligation of approximately $7,400,000. The following table reconciles the plan's funded status to the accrued benefit cost as of September 30, 1997 and 1996 (amounts in thousands):



                                                1997          1996
                                              -------       ------
         Fair value of plan assets            $  -          $  -

         Accumulated postretirement
           benefit obligation (APBO):
           Retirees and dependents            $ 3,853       $ 2,507
           Other fully eligible participants      917         1,445
           Other active participants            2,833         3,380
                                              -------       -------
                                                7,603         7,332

         Unrecognized prior service cost         (531)         (574)

         Unrecognized net gain                    498           256
         Unrecognized transition obligation    (3,547)       (3,768)
                                              -------       -------
         Accrued postretirement benefit cost  $ 4,023       $ 3,246
                                              =======       =======

                The  net  periodic   postretirement   benefit  cost  for  fiscal
         September 30, 1997, 1996 and 1995 consists of the following components (amounts in thousands):


                                              1997     1996     1995
                                             ------   ------   ------
         Service cost                        $  255   $  258   $  326
         Interest cost on APBO                  554      525      599
         Amortization of
          transition obligation                 222      258      369
         Net amortization                        38       19      (21)
                                             ------   ------   ------
         Net periodic postretirement
          benefit cost                       $1,069   $1,060   $1,273
                                             ======   ======   ======


                As of the 1997 measurement date, the assumed health care cost trend rate used in determining the APBO was 7.75% in 1997, 8.25% in 1998, 7.25% in 1999, 6.75% in 2000, then decreasing annually to an ultimate trend rate of 5% in 2004. A one-percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 9%. The service and interest cost components of the net periodic postretirement benefit cost would increase approximately 13%. The net periodic postretirement benefit cost was calculated using a weighted average discount rate of 7.75%. The APBO at the measurement date was determined using a weighted average discount rate of 7.50%.


5.       SHORT-TERM BORROWING ARRANGEMENTS

                PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1997, total lines of credit with these banks range from a minimum of $37,000,000 to a winter-period maximum of $81,000,000. PSNC also has uncommitted annual lines of credit totaling $80,000,000. There are no restrictions on the withdrawal of cash balances maintained with these banks. The banks are compensated for the committed lines of credit through the payment of commitment fees. At September 30, 1997 and 1996, there were $38,000,000 and $59,500,000 of short-term loans outstanding, respectively.

                PSNC borrows funds on a short-term basis primarily for its construction program and for the seasonal financing of stored gas. The loans are generally arranged for periods of up to 90 days at rates below the prime rate. Bankers' acceptance loans are arranged for periods of up to 180 days at rates below the prime rate. At September 30, 1997 and 1996, PSNC had no bankers' acceptance loans outstanding.

                Certain information related to short-term borrowings is as follows (dollars in thousands):

                                                     1997          1996
                                                   -------       ------

         At year end -
                Amount outstanding                 $38,000       $59,500
                Weighted average rate                 5.91%         5.69%

         During the year -
                Maximum amount outstanding         $81,500       $82,500
                Average daily amount outstanding   $36,381       $39,944
                Weighted average rate                 5.75%         5.99%


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


6.       INCOME TAXES

                Income tax expense is shown on the consolidated statements of income within the captions listed below. Immediately following are the components of income tax expense (amounts in thousands):


                                   1997               1996              1995
                             ---------------    ---------------   ---------------

                             Federal   State    Federal   State   Federal   State
                             -------  ------    -------  ------   -------  ------
Income Statement Captions:
 Operating expenses
  and taxes                  $12,535  $3,176    $11,579  $2,917   $10,777  $2,744
 Other income (deductions)       866     226        763     202       162      19
                             -------  ------    -------  ------   -------  ------
                             $13,401  $3,402    $12,342  $3,119   $10,939  $2,763
                             =======  ======    =======  ======   =======  ======

Income Tax Expense:
 Currently payable           $11,246  $2,782    $ 9,892  $2,427   $ 8,320  $2,023
 Deferred                      2,585     620      2,885     692     3,054     740
 Investment tax credits, net    (430)   -          (435)   -         (435)   -
                             -------  ------    -------  ------   -------  ------
                             $13,401  $3,402    $12,342  $3,119   $10,939  $2,763
                             =======  ======    =======  ======   =======  ======



                A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows (dollars in thousands):

                                              1997          1996        1995
                                            -------       -------     ------

Statutory federal income tax rate                35%           35%         35%
Expected federal income tax expense
 at federal statutory rate                  $14,720       $13,438     $12,230
Less: State income tax benefit                1,112         1,022         962
      Amortization of ITC                       430           435         435
      Tax on subsidiary income                  587           465         141
      Other                                      56           (63)        (85)
                                            -------       -------     -------
Federal income tax expense                  $12,535       $11,579     $10,777
                                            =======       =======     =======


                The components of the net deferred tax liabilities as of September 30, 1997 and 1996, are as follows (amounts in thousands):






                                                      1997           1996
                                                   --------       -------
Deferred tax assets:
   Regulatory liabilities - income tax amounts     $  4,653       $  4,887
   Pension expense                                    2,775          3,719
   Unamortized ITC                                    1,476          1,648
   Postretirement benefits                            1,311          1,046
   Deferred gain on Sonat joint venture               1,633            679
   Other                                              1,520            842
                                                   --------       --------
                                                   $ 13,368       $ 12,821
                                                   --------       --------
Deferred tax liabilities:
   Depreciation and property related items         $ 61,151       $ 57,512
   Excess deferred taxes due to a change
    in the statutory rate                            10,138         10,591
   Regulatory assets - income tax amounts               594            647
   Year 2000 costs                                      677           -
   Other                                                246            304
                                                   --------       --------
                                                   $ 72,806       $ 69,054
                                                   --------       --------

Net deferred tax liabilities                       $ 59,438       $ 56,233
                                                   ========       ========




7.       ENVIRONMENTAL MATTERS

                PSNC owns or has owned  portions of six sites in North  Carolina on  which  manufactured  gas  plants  (MGPs)  were  formerly  operated.
         Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the  remaining  sites  have  been  evaluated using  historical  records and  observations of current site conditions made during visits to the sites.  These  evaluations have revealed that
         MGP  residuals  are present or suspected  at several of the sites.  The
         North Carolina Department of Environment,  Health and Natural Resources
         (NCDEHNR) has recommended  that no further action be taken with respect to one site. In March and April 1994, an environmental  consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental  degradation and of implementing remedial  procedures with respect to the remaining five sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine  the rate at which  costs  may be  incurred  over  this  time period.  The  estimated  cost range has not been  discounted to present value.  The range  includes costs of  investigating  and monitoring the sites at the low end of the range  and  investigating,  monitoring  and extensively  remediating the sites at the high end of the range. PSNC's associated  actual  costs for these  sites  will  depend on a number of factors,  such  as  actual  site  conditions,  third-party  claims  and recoveries from other potentially  responsible parties (PRPs).  Another
         North Carolina public utility or its predecessors also operated the MGP sites in Raleigh, Durham and Asheville,  and PSNC is in discussion with
         that  utility  regarding   potential  cost  sharing   arrangements  for
         investigation and potential  remediation costs of four of the sites. At this time, PSNC has not reached a definitive  agreement  regarding such arrangements.

                An order of the NCUC  dated  May 11,  1993  authorized  deferral
         accounting  for  all  costs  associated  with  the   investigation  and
         remediation of MGP sites. As of September 30, 1997, PSNC has recorded a liability and associated  regulatory asset of the minimum amount of the range, or $3,705,000.






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

8.       LONG-TERM DEBT

                  On December 20, 1995, PSNC filed with the SEC a registration statement covering up to an aggregate amount of $125,000,000 of unsecured debt securities. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 under the registration statement.
         The net proceeds of $49,314,000 were used to pay down a significant portion of the then outstanding short-term bank debt.

                  On December 17, 1996,  PSNC sold  $50,000,000  of 7.45% Senior
         Debentures due 2026 under the registration statement.  The net proceeds of $49,404,000 were used to pay down a significant  portion of the then outstanding  short-term  bank debt. At September 30, 1997,  $25,000,000 remained on the shelf registration.

                  Scheduled maturities of long-term debt during each of the next five fiscal years are as follows as of September 30, 1997: 1998, $9,300,000; 1999, $9,300,000; 2000, $11,800,000; 2001, $6,800,000; and
         2002, $8,050,000.

                  Under  terms  of  the  debt  agreements,   there  are  various
         provisions  relating to the maintenance of certain financial ratios and conditions,  the most  significant of which could  restrict  payment of dividends. At September 30, 1997, PSNC is in compliance in all material respects with the requirements of its debt agreements.

9.       CONSTRUCTION PROGRAM

                  The  construction   program  for  fiscal  1998,  as  presently
         planned, provides for expenditures of $69,781,000.

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








11.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                  The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1997 and 1996
         (amounts in thousands, except per share data):

                                                  1997
                                   Fourth     Third     Second    First
                                   -------   -------   --------  ------
     Operating revenues            $34,024   $60,106   $150,146  $93,653

     Gross margin                   17,914    29,391     67,169   41,452

     Operating income (loss)        (1,630)    4,543     25,765   11,038

     Net income (loss)              (5,231)    1,285     22,387    7,906

     Earnings (loss) per share (1)    (.26)      .07       1.15      .41


                                                  1996
                                   Fourth      Third    Second    First
                                   -------    -------   ------   ------
     Operating revenues            $33,100    $58,807  $142,053  $74,922

     Gross margin                   16,303     26,425    61,500   36,516

     Operating income (loss)        (2,165)     3,905    23,177   10,374

     Net income (loss)              (5,250)     1,441    20,577    7,131

     Earnings (loss) per share (1)    (.27)       .08      1.09      .38



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





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Public Service Company of North Carolina, Incorporated:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of North Carolina, Incorporated (PSNC), a North Carolina corporation, and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended
September 30, 1997. These financial statements are the responsibility of PSNC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service
Company of North  Carolina,  Incorporated  and  subsidiaries as of September 30,
1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.





s/Arthur Andersen LLP

Charlotte, North Carolina,
October 30, 1997







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

         The system of internal accounting controls is augmented by PSNC's internal audit department, which has unrestricted access to all levels of PSNC management. The internal audit department meets periodically, with and without the presence of management, with the Audit Committee of the Board of Directors to discuss, among other things, PSNC's system of internal accounting controls and the adequacy of the internal audit program. The Audit Committee is comprised of four directors who are not officers or employees of PSNC.

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



s/Charles E. Zeigler, Jr.                            s/Jack G. Mason
-------------------------                            --------------------------
Charles E. Zeigler, Jr.                              Jack G. Mason
Chairman, President and                              Vice President - Treasurer
Chief Executive Officer                              and Chief Financial Officer






         Supplementary Data

                  The information for this item is contained in Note 11 entitled
         "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)" on page 44 of this annual report.



         Item 9.  Changes in and Disagreements With Accountants
                       on Accounting and Financial Disclosure

         None.

                                       PART III


         Item 10.  Directors and Executive Officers of the Registrant

         Directors

                  The information for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors and Committees of the Board Compliance with Section 16(a)" in PSNC's proxy statement dated December 19, 1997, relating to the January 30, 1998 annual meeting of shareholders, which section is incorporated herein by reference.


         Executive Officers

                  The information for this item is set forth on page 12 of this annual report.



         Item 11.  Executive Compensation

                  The  information  for this item is set  forth in the  sections
         entitled  "Executive   Compensation,"   "Employee   Retirement  Plans,"
         "Performance  Graph" and "The Board of Directors and  Committees of the
         Board" in PSNC's proxy  statement dated December 19, 1997,  relating to the January 30, 1998 annual meeting of shareholders,  which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and (l) of Regulation S-K).






        Item 12.  Security Ownership of Certain Beneficial Owners and Management

                  The information for this item is set forth in the section entitled "Common Stock Ownership By Directors and Executive Officers" in PSNC's proxy statement dated December 19, 1997, relating to the January 30, 1998 annual meeting of shareholders, which section is incorporated herein by reference.


         Item 13.  Certain Relationships and Related Transactions

                  The information for this item is set forth in the sections entitled "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in PSNC's proxy statement dated December 19, 1997, relating to the January 30, 1998 annual meeting of shareholders, which sections are incorporated herein by reference.

                                        PART IV


       Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                                                          Page

         (a)  1.  Financial statements -

                  Consolidated Statements of Income for the
                     Fiscal Years Ended September 30, 1997,
                      1996 and 1995                                         27
                  Consolidated Balance Sheets at
                     September 30, 1997 and 1996                            28
                  Consolidated Statements of Capitalization
                     at September 30, 1997 and 1996                         29
                  Consolidated Statements of Retained
                     Earnings for the Fiscal Years Ended
                     September 30, 1997, 1996 and 1995                      29
                  Consolidated Statements of Cash Flows for
                     the Fiscal Years Ended September 30, 1997,
                     1996 and 1995                                          30
                  Notes to Consolidated Financial Statements
                     for the Fiscal Years Ended September 30,
                     1997, 1996 and 1995                                   31-44
                  Report of Independent Public Accountants                  45
                  Management's Responsibility for Financial Statements      46









                                                                         Page
              2.  Financial statement schedules -

                  The  following  financial  statement  schedules
                   are  included herein:

                  Supplemental Schedules:
                  Report of Independent Public Accountants                  51
                  Schedule II - Reserves for the Fiscal Years Ended
                    September 30, 1997, 1996 and 1995                      52-54


              All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

              3.  Exhibits -

                  See Exhibit Index on page 56 of this annual report.

         (b)      Reports on Form 8-K -

              There were no reports on Form 8-K filed during the three months ended September 30, 1997.






                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



       As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into PSNC's previously filed
Registration  Statements on Form S-3 (File Nos.  33-65205 and 33-10637) and Form
S-8 (File Nos. 33-49153, 33-48909 and 333-34845).



s/Arthur Andersen LLP

Charlotte, North Carolina,
December 22, 1997






                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


       We have audited in accordance with generally accepted auditing standards, the  consolidated  financial  statements  of  Public  Service  Company  of North
Carolina,  Incorporated  included in this Form 10-K,  and have issued our report thereon dated October 30, 1997. Our audit was made for the purpose of forming an opinion  on those  statements  taken as a whole.  The  schedules  listed  in the accompanying index are the responsibility of the Registrant's management and are
presented  for  purposes  of  complying   with  the   Securities   and  Exchange
Commission's  rules and are not part of the basic  financial  statements.  These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial  data required to be set forth therein in relation to the basic financial statements taken as a whole.

s/Arthur Andersen LLP
Charlotte, North Carolina,
October 30, 1997






                PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description             Of Period      Expenses    Income    Deductions(1) Of Period
------------------------------    ----------    ----------  --------   ----------    ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $2,481,943    $1,320,162   $76,474   $1,356,596    $2,521,983
                                  ==========    ==========   =======   ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $2,156,932
      Less - Recoveries on accounts previously written off                800,336
                                                                       ----------
                                                                       $1,356,596
                                                                       ==========



            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description              Of Period     Expenses    Income    Deductions(1)  Of Period
------------------------------    ----------    ----------  --------   ----------    ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $2,037,855    $1,635,210   $71,256   $1,262,378    $2,481,943
                                  ==========    ==========   =======   ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible             $1,969,469
      Less - Recoveries on accounts previously written off                707,091
                                                                       ----------
                                                                       $1,262,378
                                                                       ==========



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

                                          PUBLIC SERVICE COMPANY
                                          OF NORTH CAROLINA, INCORPORATED
                                          (Registrant)

                                          s/Charles E. Zeigler, Jr.
                                          Charles E. Zeigler, Jr.
                                          Chairman, President and
December 22, 1997                         Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1997.


s/Charles E. Zeigler, Jr.                     s/Jack G. Mason
Charles E. Zeigler, Jr.                       Jack G. Mason
Chairman, President and                       Vice President - Treasurer
Chief Executive Officer                       and Chief Financial Officer
(Principal executive officer)                 (Principal financial and
                                              accounting officer)


s/William C. Burkhardt                        s/William L. O'Brien, Jr.
William C. Burkhardt - Director               William L. O'Brien, Jr. - Director

s/William A. V. Cecil                         s/D. Wayne Peterson
William A. V. Cecil - Director                D. Wayne Peterson - Director

s/Bert Collins                                s/Ben R. Rudisill, II
Bert Collins - Director                       Ben R. Rudisill, II - Director

s/John W. Copeland                            s/G. Smedes York
John W. Copeland - Director                   G. Smedes York - Director

s/Van E. Eure
Van E. Eure - Director

                                  EXHIBIT INDEX

         The following documents are filed as a part of this annual report on Form 10-K for the fiscal year ended September 30, 1997. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

Exhibit
Number

*3-A-4     -   Amended and Restated Charter, dated February 1, 1991.
               (File No. 0-1218, 10-K--1992, Exhibit 3-A-4).

*3-I       -   By-laws, as amended to date.  (File No. 0-1218, 10-Q--March 31,
               1994, Exhibit 3-I).

*4-A       -   Debenture Purchase Agreement, dated as of June 15, 1987, for
               $25,000,000 of 8.65% Senior Debentures due August 31, 2002.
               (File No. 0-1218, 10-K--1987, Exhibit 4-A).

*4-B       -   Debenture Purchase Agreement, dated as of September 15, 1988, for
               $25,000,000 of 10% Senior Debentures due October 1, 2003.  (File
               No. 0-1218, 10-K--1988, Exhibit 4-B).

*4-C       -   Debenture Purchase Agreement, dated as of December 5, 1989, for
               $43,000,000 of 10% Senior Debentures due December 1, 2004.  (File
               No. 0-1218, 10-K--1989, Exhibit 4-C).

*4-D       -   Debenture Purchase Agreement, dated as of June 25, 1992, for
               $32,000,000 of 8.75% Senior Debentures due June 30, 2012.  (File
               No. 0-1218, 10-Q--June 30, 1992, Exhibit 4-D).

*4-E-1     -   Indenture dated as of January 1, 1996, as supplemented by a First
               Supplemental Indenture dated as of January 1, 1996, between
               PSNC and First Union National Bank of North Carolina, as trustee.
               (File No. 1-11429, 10-Q--December 31, 1995, Exhibit 4-E-1).

*4-E-2     -   Specimen of the certificate representing the $50,000,000
               aggregate principal amount of 6.99% Senior Debentures Due 2026 issued by PSNC on January 16, 1996. (File No. 1-11429, 10-Q--
               December 31, 1995, Exhibit 4-E-2).

*4-E-3     -   Second Supplemental Indenture dated as of December 15, 1996 to
               Indenture dated as of January 1, 1996, between PSNC and First
               Union National Bank of North Carolina, as trustee.  (File No.
               1-11429, 10-Q--December 31, 1996, Exhibit 4-E-3).

Exhibit
Number

*4-E-4     -   Specimen of the certificate representing the $50,000,000
               aggregate principal amount of 7.45% Senior Debentures Due 2026 issued by PSNC on December 15, 1996 is included in Exhibit 4-E-3.
               (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 4-E-4).

*10-A-9    -   Firm Sales Service Agreement under Rate Schedule FS, dated
               August 1, 1991, between PSNC and Transcontinental Gas Pipe Line
               Corporation. (File No. 0-1218, 10-Q--March 31, 1992, Exhibit
               10-A-9).

*10-A-10   -   Firm Sales Service Agreement under Rate Schedule FS, dated August
               1, 1991, between PSNC and Transcontinental Gas Pipe Line
               Corporation.    (File No. 0-1218, 10-Q--March 31, 1992,
               Exhibit 10-A-10).

*10-A-11   -   Firm Sales Service Agreement under Rate Schedule FS, dated August
               1, 1991, between PSNC and Transcontinental Gas Pipe Line
               Corporation.  (File No. 0-1218, 10-Q--March 31, 1992, Exhibit
               10-A-11).

*10-A-13   -   Firm Transportation Service Agreement under Rate Schedule FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe
               Line Corporation. (File No. 0-1218, 10-K--1992, Exhibit 10-A-13).

*10-A-15   -   Firm Transportation Service Agreement under Rate Schedule FT, dated February 1, 1992, between PSNC and Transcontinental Gas
               Pipe Line Corporation.  (File No. 0-1218, 10-K--1993, Exhibit
               10-A-15).

*10-A-16   -   Firm Transportation Service Agreement under Rate Schedule FT-NN, dated October 8, 1993, between PSNC and CNG Transmission
               Corporation.  (File No. 0-1218, 10-K--1993, Exhibit 10-A-16).

*10-A-17   -   Firm Transportation Service Agreement under Rate Schedule FT-NN-
               GSS, dated October 8, 1993, between PSNC and CNG Transmission
               Corporation.  (File No. 0-1218, 10-K--1993, Exhibit 10-A-17).

*10-A-18   -   Firm Transportation Service Agreement under Rate Schedule FT-A, dated November 1, 1993, between PSNC and Tennessee Gas Pipeline
               Company.  (File No. 0-1218, 10-K--1993, Exhibit 10-A-18).

*10-A-19   -   Firm Transportation Service Agreement under Rate Schedule FT-1, dated November 1, 1993, between PSNC and Texas Eastern
               Transmission Corporation.  (File No. 0-1218, 10-K--1993, Exhibit
               10-A-19).

*10-A-20   -   Firm Transportation Service Agreement under Rate Schedule FT, dated November 1, 1993, between PSNC and Texas Gas Transmission
               Corporation.  (File No. 0-1218, 10-K--1993, Exhibit 10-A-20).

Exhibit
Number

*10-A-21  -   Firm Transportation Service Agreement under Rate Schedule FT, dated October 1, 1993, between PSNC and Transcontinental Gas Pipe
              Line Corporation.  (File No. 0-1218, 10-K--1993, Exhibit 10-A-21).

*10-A-22  -   Firm Transportation Service Agreement under Rate Schedule FT, dated June 6, 1994, between PSNC and Transcontinental Gas Pipe
              Line Corporation.  (File No. 1-11429, 10-K--September 30, 1995,
              Exhibit 10-A-22).

*10-A-23  -   Firm Transportation Service Agreement under Rate Schedule FT, dated April 30, 1995, between PSNC and Transcontinental Gas Pipe
              Line Corporation.  (File No. 1-11429, 10-K--September 30, 1995,
              Exhibit 10-A-23).

*10-A-24  -   Firm Transportation Service Agreement under Rate Schedule FT, dated January 24, 1996, between PSNC and Transcontinental Gas
              Pipe Line Corporation.  (File No. 1-11429, 10-Q--June 30, 1996,
              Exhibit 10-A-24).

*10-A-25  -   General Storage Service Agreement under Rate Schedule GSS, dated October 17, 1995, between PSNC and CNG Transmission
              Corporation.  (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-
              A-25).

*10-A-26  -   Firm Transportation Service Agreement under Rate Schedule FT-
              NN-GSS, dated October 17, 1995, between PSNC and CNG
              Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
              1996, Exhibit 10-A-26).

*10-A-27  -   Firm Transportation Service Agreement under Rate Schedule FT, dated  January 24, 1996, between PSNC and CNG Transmission
              Corporation.  (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-
              A-27).

*10-A-28  -   Firm Transportation Service Agreement under Rate Schedule FT-
              NN, dated  October 17, 1995, between PSNC and CNG
              Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
              1996, Exhibit 10-A-28).

*10-A-29  -   Firm Transportation Service Agreement under Rate Schedule FT, dated January 19, 1996, between PSNC and Texas Gas
              Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
              1996, Exhibit 10-A-29).

Exhibit
Number

*10-A-30 -   Firm Transportation Service Agreement under Rate Schedule FT-1, dated October 30, 1995, between PSNC and Texas Eastern
             Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
             1996, Exhibit 10-A-30).

*10-A-31 -   Interruptible Transportation Service Agreement under Rate
             Schedule IT, dated January 23, 1996, between PSNC and
             Transcontinental Gas Pipe Line Corporation.  (File No. 1-11429, 10-
             Q--June 30, 1996, Exhibit 10-A-31).

*10-A-32 -   Firm Transportation Agreement dated November 1, 1995, between
             PSNC and Transcontinental Gas Pipe Line Corporation.  (File No.
             1-11429, 10-Q--December 31, 1996, Exhibit 10-A-32).

*10-A-33 -   Amended and Restated Natural Gas Sales Agreement between PSNC and Transco Energy Marketing Company dated November 1, 1990.
             (File No. 1-11429, 10-Q--June 30, 1997, Exhibit 10-A-33).

*10-A-33.1 - Amendment of Amended and Restated Natural Gas Sales Agreement
             between PSNC and Transco Energy Marketing Company dated
             November 1, 1990.  (File No. 1-11429, 10-Q--June 30, 1997, Exhibit
             10-A-33.1).

*10-A-34 -   Firm Transportation Service Agreement under Rate Schedule FT, dated
             August 1, 1991, between PSNC and Transcontinental Gas Pipe Line
             Corporation.  (File No. 1-11429, 10-Q--June 30, 1997, Exhibit 10-A-
             34).

*10-A-35 -   Firm Storage Service Agreement under Rate Schedule FSS, dated
             November 7, 1995, between PSNC and Columbia Gas Transmission
             Corporation.  (File No. 1-11429, 10-Q--June 30, 1997, Exhibit 10-A-
             35).

*10-A-36 -   Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995, between PSNC and Columbia Gas
             Transmission Corporation.  (File No. 1-11429, 10-Q--June 30, 1997,
             Exhibit 10-A-36).

*10-A-37 -   Interruptible Transportation Service Agreement under Rate Schedule
             ITS, dated March 31, 1997, between PSNC and Columbia Transmission
             Corporation.  (File No. 1-11429, 10-Q--June 30, 1997, Exhibit 10-A-
             37).

*10-A-38 -   Gas Sales Agreement (Southern Expansion) dated November 1, 1990 between PSNC and Transco Energy Marketing Company.  (File No.
             1-11429, 10-Q--June 30, 1997, Exhibit 10-A-38).

Exhibit
Number

*10-B-4  -   Liquefied Natural Gas Storage Service Agreement under Rate Schedule
             LG-A, dated August 5, 1974, between PSNC and Transcontinental Gas
             Pipe Line Corporation.  (Registration No. 2-53708, Exhibit 5.6).

 10-B-4.1 -  Amendment dated May 16, 1996 to the  Liquefied  Natural Gas
             Storage Service Agreement under Rate Schedule LG-A, between PSNC and Transcontinental Gas Pipe Line Corporation.

*10-B-5  -   Eminence Storage Service Agreement under Rate Schedule ESS, dated
             November 1, 1993, and Amendment, dated December 1, 1993, between PSNC and Transcontinental Gas Pipe Line Corporation. (File
             No. 0-1218, 10-K--1993, Exhibit 10-B-5).

*10-B-6  -   Washington Storage Service Agreement under Rate Schedule WSS, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe
             Line Corporation.  (File No. 0-1218, 10-Q--March 31, 1994, Exhibit
             10-B-6).

*10-B-7  -   Amendment dated December 1, 1994 to the Eminence Storage Service
             Agreement under Rate Schedule ESS, between PSNC and
             Transcontinental Gas Pipe Line Corporation.  (File No. 1-11429,
             10-Q--December 31, 1996, Exhibit 10-B-7).

*10-B-8  -   General Storage Service Agreement under Rate Schedule GSS, dated
             July 1, 1996, between PSNC and Transcontinental Gas Pipe Line
             Corporation.  (File No. 1-11429, 10-Q--December 31, 1996, Exhibit
             10-B-8).

*10-C-2  -   1992 Nonqualified Stock Option Plan.  (Registration No. 33-48909,
             Exhibit 4).

*10-C-3  -   1997 Nonqualified Stock Option Plan.  (Registration No. 333-34845).

*10-D-3  -   Construction, Operating and Management Agreement by and between
             Public Service Company of North Carolina, Inc. and Cardinal
             Pipeline Company, LLC, dated March 23, 1994.  (File No. 0-1218,
             10-Q--March 31, 1994, Exhibit 10-D-3).

*10-D-4  -   Construction, Operation and Maintenance Agreement by and between
             Pine Needle Operating Company and Pine Needle LNG Company, LLC dated August 8, 1995. (File No. 1-11429, 10-Q--December 31, 1996,
             Exhibit 10-D-4).

*10-D-5  -   Operating Agreement of Pine Needle LNG Company, LLC dated August
             8, 1995.  (File No. 1-11429, 10-Q--December 31, 1996, Exhibit
             10-D-5).

*10-D-5.1 -  Amendment to Operating Agreement of Pine Needle LNG Company, LLC
             dated October 1, 1995.  (File No. 1-11429, 10-Q--December 31, 1996,
             Exhibit 10-D-5.1).

 10-D-6  -   Service Agreement under Rate Schedule LNG-1 between Pine Needle
             LNG Company,  LLC and Public Service Company of North Carolina,
             Inc. dated January 29, 1997.

*10-E    -   Underwriting Agreement, dated January 10, 1996, between PSNC and Morgan Stanley & Co. Incorporated.  (File No. 1-11429, 10-Q--
             December 31, 1995, Exhibit 10-E).

*10-F    -   Form of Severance Agreement between the Company and its Executive
             Officers.  (File No. 1-11429, 10-Q--June 1997, Exhibit 10-F).

 11      -   Statement re computation of per share earnings.

*19      -   Letter regarding change in method of accounting for the commodity cost of gas purchased and delivered to customers but not billed and recorded as revenue during the current period. (File No. 0-1218, 10-Q--March 31, 1981, Exhibit 19).

 21      -   Subsidiaries of Registrant.

 23      -   Consent of Independent Public Accountants.  (Set forth on page 50 of this annual report).

 27      -   Financial Data Schedule.

                                                                   EXHIBIT 11

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995




                                           1997         1996         1995
                                       -----------  -----------  -----------

Earnings available for common          $26,346,553  $23,898,218  $21,421,227
                                       -----------  -----------  -----------


Average common shares outstanding       19,549,656   18,995,035   18,509,049

Additional dilutive effect of
 outstanding options (as determined
 by the application of the treasury
 stock method)                             101,829       72,358       54,281
                                       -----------  -----------  -----------

Average common shares outstanding as
 adjusted                               19,651,485   19,067,393   18,563,330
                                       -----------  -----------  -----------

Earnings per share, as adjusted              $1.34        $1.25        $1.15
                                             =====        =====        =====


This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                EXHIBIT 21

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                         SUBSIDIARIES OF REGISTRANT (1)



               Cardinal Pipeline Company, LLC (2)
               Cardinal Extension Company, LLC  (3)
               Clean Energy Enterprises,  Inc.
               PSNC  Blue  Ridge Corporation
               PSNC Cardinal  Pipeline  Company
               PSNC Production Corporation
               Pine  Needle  LNG  Company  LLC (4)
               Sonat  Public Service Company L.L.C. (5)



                 (1) The above subsidiaries are incorporated or organized in the State of North Carolina, with the exception of Sonat Public Service Company L.L.C., which is a Delaware LLC. PSNC Exploration Corporation was dissolved August 1996. PSNC Propane Corporation was dissolved September 1997.

                 (2)      64% ownership by PSNC.

                 (3) Estimated 33% ownership by PSNC Cardinal Pipeline Company at end of construction.

                 (4)      17% ownership by PSNC Blue Ridge Corporation.

                 (5)      50% ownership by PSNC Production Corporation.