Form 10-Q
period 1997-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1998-02-12
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

Number of shares of Common Stock, $1 par value, outstanding
at January 30, 1998...................................................20,061,089

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



                                CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share amounts)



                                              Three Months Ended      Twelve Months Ended
                                                  December 31             December 31
                                                1997      1996          1997       1996

Operating revenues                            $103,784  $ 93,653      $348,060   $327,614
Cost of gas                                     63,060    52,201       192,862    181,934
                                              --------  --------      --------   --------
Gross margin                                    40,724    41,452       155,198    145,680
                                              --------  --------      --------   --------

Operating expenses and taxes:
  Operating and maintenance                     14,766    15,757        60,197     57,748
  Provision for depreciation                     6,078     5,394        23,072     20,346
  General taxes                                  4,858     4,393        17,389     16,695
  Income taxes                                   4,232     4,870        15,073     14,937
                                              --------  --------      --------   --------
                                                29,934    30,414       115,731    109,726
                                              --------  --------      --------   --------
Operating income                                10,790    11,038        39,467     35,954

Other income, net                                1,067       992         3,961      3,909

Interest deductions                              4,664     4,124        17,795     15,190
                                              --------  --------      --------   --------
Net income                                    $  7,193  $  7,906      $ 25,633   $ 24,673
                                              ========  ========      ========   ========

Average common shares outstanding               19,893    19,296        19,699     19,126

Basic earnings per share                          $.36      $.41         $1.30      $1.29

Diluted common shares outstanding               20,011    19,397        19,790     19,199

Diluted earnings per share                        $.36      $.41         $1.30      $1.29

Cash dividends declared per share                 $.23      $.22          $.91     $.8725







                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS

                                                    Dec 31       Sep 30      Dec 31
                                                     1997         1997        1996

Gas utility plant                                  $697,678     $684,227    $641,294
  Less - Accumulated depreciation                   210,067      203,225     189,212
                                                   --------     --------    --------
                                                    487,611      481,002     452,082
                                                   --------     --------    --------

Non-utility property, net                               630          642         678
                                                   --------     --------    --------

Current assets:
  Cash and temporary investments                      7,642        1,641       4,481
  Restricted cash and temporary investments           9,645        9,888       6,475
  Receivables, less allowance for
   doubtful accounts                                 55,739       26,617      54,740
  Materials and supplies                              8,142        7,645       6,981
  Stored gas inventory                               18,944       20,890      14,408
  Deferred gas costs, net                            27,784       19,338      25,910
  Prepayments and other                               2,093        2,403       1,903
                                                   --------     --------    --------
                                                    129,989       88,422     114,898
                                                   --------     --------    --------

Deferred charges and other assets                    16,255       15,076      14,617
                                                   --------     --------    --------
  Total                                            $634,485     $585,142    $582,275
                                                   ========     ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                            $ 19,918     $ 19,771    $ 19,309
   Capital in excess of par value                   126,052      123,474     115,847
   Retained earnings                                 66,475       64,123      59,051
                                                   --------     --------    --------
                                                    212,445      207,368     194,207
  Long-term debt                                    174,050      180,850     183,350
                                                   --------     --------    --------
                                                    386,495      388,218     377,557
                                                   --------     --------    --------

 Current liabilities:
  Maturities of long-term debt                        9,300        9,300       9,300
  Accounts payable                                   46,152       27,799      48,191
  Accrued taxes                                       6,091        4,303       6,674
  Customer prepayments and deposits                   8,233        6,978       6,611
  Cash dividends and interest                         7,284        8,983       7,191
  Restricted supplier refunds                         9,645        9,888       6,475
  Other                                               4,069        5,150       4,435
                                                   --------     --------    --------
                                                     90,774       72,401      88,877
  Interim bank loans                                 69,500       38,000      30,000
                                                   --------     --------    --------
                                                    160,274      110,401     118,877
                                                   --------     --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                  60,468       59,438      57,380
  Investment tax credits                              3,667        3,780       4,079
  Accrued pension cost                                9,490        9,532      10,646
  Deferred revenues                                   2,855        3,100       3,834
  Other                                              11,236       10,673       9,902
                                                   --------     --------    --------
                                                     87,716       86,523      85,841
                                                   --------     --------    --------
Total                                              $634,485     $585,142    $582,275
                                                   ========     ========    ========



                                                               3




                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)


                                             Twelve Months Ended
                                                 December 31
                                               1997      1996

Balance beginning of period                   $59,051   $51,166
Add - Net income                               25,633    24,673
Deduct - Common stock dividends
          and other                            18,209    16,788
                                              -------   -------

Balance end of period                         $66,475   $59,051
                                              =======   =======





                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                             Three Months Ended    Twelve Months Ended
                                                December 31            December 31
                                             ------------------    ---------------
                                               1997      1996        1997       1996
                                              -------   -------     -------    -----
Cash Flows From Operating Activities:
  Net income                                  $ 7,193   $ 7,906     $25,633    $24,673
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other           6,970     6,441      26,588     24,656
    Deferred income taxes, net                  1,030     1,147       3,088      3,578
                                              -------   -------     -------    -------
                                               15,193    15,494      55,309     52,907
    Change in operating assets and liabilities:
       Receivables, net                       (29,438)  (37,361)     (2,191)   (18,791)
       Inventories                              1,449     1,179      (5,697)    (5,057)
       Accounts payable                        18,353    27,891      (2,039)    13,032
       Accrued pension cost                       (42)   (1,568)     (1,156)    (2,170)
       Other                                   (7,842)   (4,835)     (3,216)    (6,901)
                                              -------   -------     -------    -------
                                               (2,327)      800      41,010     33,020
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (13,451)  (12,288)    (61,474)   (61,951)
  Non-utility and other                          (993)     (512)        394     (2,426)
                                              -------   -------     -------    -------
                                              (14,444)  (12,800)    (61,080)   (64,377)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses     -       49,404        -        98,718
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       2,866     1,767      10,908      7,917
  Increase (decrease) in interim bank
   loans, net                                  31,500   (29,500)     39,500    (47,000)
  Retirement of long-term debt
   and common stock                            (7,060)   (4,329)     (9,564)   (10,637)
  Cash dividends                               (4,534)   (4,222)    (17,613)   (16,445)
                                              -------   -------     -------    -------
                                               22,772    13,120      23,231     32,553
                                              -------   -------     -------    -------

Net increase in cash and
 temporary investments                          6,001     1,120       3,161      1,196
Cash and temporary investments
 at beginning of period                         1,641     3,361       4,481      3,285
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 7,642   $ 4,481     $ 7,642    $ 4,481
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 6,328   $ 4,164     $17,679    $13,541
  Income taxes                                    930      -         13,865     11,480



                          NOTES TO FINANCIAL STATEMENTS




1. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in PSNC's 1997 Annual Report. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

         PSNC's business is seasonal in nature; therefore, the financial results for any interim period are not necessarily indicative of those which may be expected for the annual period.

2. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Awards of Stock-Based Compensation to Employees. This statement defines a fair value method of accounting for stock options or similar equity instruments and was adopted by PSNC beginning October 1, 1996.

         SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share (EPS) as if PSNC had adopted the new method of accounting. Currently PSNC has two stock-based compensation plans which are described in Note 3 to the financial statements in PSNC's 1997 Annual Report. PSNC will continue to apply current accounting rules and adopt only the disclosure requirements for these plans. As a result, adoption of the new statement will not directly impact PSNC's financial position or results of operations.

3. In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement.




                                Three Months Ended                                               Three Months Ended
                                December 31, 1997                                                December 31, 1996
                      ----------------------------------------------                   --------------------------------------------


                          Income          Shares          Per Share                      Income            Shares         Per Share
                       (Numerator)     (Denominator)       Amount                      (Numerator)      (Denominator)      Amount
Basic EPS
Net income              $7,193,000      19,893,000          $.36                       $7,906,000        19,296,000          $.41

Effect of dilutive
   securities (Options)                    118,000                                                          101,000
                                       -----------                                                      -----------

Diluted EPS
Net income              $7,193,000      20,011,000          $.36                       $7,906,000        19,397,000          $.41
                                       ===========                                                      ===========




                                Twelve Months Ended                                             Twelve Months Ended
                                 December 31, 1997                                               December 31, 1996
                       ---------------------------------------------               ------------------------------------------------

                           Income         Shares          Per Share                     Income             Shares         Per Share
                        (Numerator)    (Denominator)       Amount                     (Numerator)       (Denominator)      Amount
Basic EPS
Net income             $25,633,000      19,699,000         $1.30                      $24,673,000        19,126,000         $1.29

Effect of dilutive
   securities (Options)                     92,000                                                           73,000
                                       -----------                                                     ------------

Diluted EPS
Net income             $25,633,000      19,791,000         $1.30                      $24,673,000        19,199,000         $1.29
                                       ===========                                                     =============




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)         Three Months Ended December 31
                                       ------------------------------
                                                          Increase
                                    1997       1996       (Decrease)
                                  --------   --------     ---------
Gross margin                      $ 40,724   $ 41,452     $   (728)      (2)
Less - Franchise taxes               3,347      3,022          325       11
                                  --------   --------     --------
  Net margin                      $ 37,377   $ 38,430     $ (1,053)      (3)
                                  ========   ========     ========

Total volume throughput (DT):
  Residential                        6,124      5,876          248        4
  Commercial/small industrial        3,607      3,572           35        1
  Large commercial/industrial        9,306      8,726          580        7
                                  --------   --------    ---------
                                    19,037     18,174          863        5
                                  ========   ========    =========


System average degree days:
  Actual                             1,484      1,313          171       13
  Normal                             1,289      1,289            -        -
  Percent of normal                    115%       102%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                 $ (3,433)  $   (788)   $  (2,645)

Customers at end of period:
  Residential                      280,393    266,014       14,379        5
  Commercial/small industrial       40,724     39,179        1,545        4
  Large commercial/industrial        2,425      2,388           37        2
                                  --------   --------    ---------
                                   323,542    307,581       15,961        5
                                  ========   ========    =========


         Net margin for the three months ended December 31, 1997 decreased $1,053,000 as compared to the same period last year. This decrease in net margin is attributable to the items shown below (in thousands):

                                     Commercial/     Large
                                       Small       Commercial/
                        Residential  Industrial    Industrial     Other    Total

                        -----------  ----------    ----------  -------- --------
 Price variance *          $  122      $  125       $   123    $ -      $   370
 Volume variances, net       (878)       (446)          296      -       (1,028)
 Other                       -           -             -         (395)     (395)
                           ------      ------       -------    ------   -------
 Total                     $ (756)     $ (321)      $   419    $ (395)  $(1,053)
                           ======      ======       =======    ======   =======

*Includes changes in sales mix.

         This decrease in net margin is due primarily to a reduction resulting from the weather normalization adjustment (WNA) for this period. The WNA adjustment for November and December more than offset any additional margin which resulted from the colder than normal weather and increase in customers which occurred. The November and December consumption per degree day by residential and small general service customers was lower than the historical average consumption per degree day used in the WNA mechanism. The WNA only accounts for differences in consumption caused by temperature variations from normal. It does not compensate PSNC for any non-temperature related changes in consumption.


(Amounts in thousands except
 degree day data)                      Twelve Months Ended December 31
                                   -----------------------------------

                                                           Increase
                                     1997        1996     (Decrease)     %
                                   --------    --------   ---------      --
Gross margin                       $155,198    $145,680    $  9,518       7
Less - Franchise taxes               11,143      10,489         654       6
                                   --------    --------    --------
   Net margin                      $144,055    $135,191    $  8,864       7
                                   ========    ========    ========


Total volume throughput (DT):
  Residential                        20,008      22,573      (2,565)    (11)
  Commercial/small industrial        12,409      14,157      (1,748)    (12)
  Large commercial/industrial        33,560      29,872       3,688      12
                                   --------    --------    --------
                                     65,977      66,602        (625)     (1)
                                   ========    ========    ========


System average degree days:
  Actual                              3,424       3,715 *      (291)     (8)
  Normal                              3,384       3,402 *       (18)     (1)
  Percent of normal                     101%        109%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                  $  3,315     $(7,490)   $ 10,805

* Reflects an additional day for leap year.

         Net margin for the twelve months ended December 31, 1997 increased $8,864,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/    Large
                                     Small     Commercial/
                      Residential  Industrial  Industrial   Other    Total
                      -----------  ----------  ----------   ------   ------
Price variance *           $6,107     $ 2,052     $(3,702) $  -     $ 4,457
Volume variances, net       1,914      (1,189)      3,430     -       4,155
Southern Expansion           -           -           -         734      734
Other                        -           -           -        (482)    (482)
                           ------     -------     -------  -------  -------
Total                      $8,021     $   863     $  (272) $   252  $ 8,864
                           ======     =======     =======  =======  =======

*  Includes changes in sales mix.

         This increase in net margin is due primarily to an increase in the number of customers served and to the general rate increase effective October 1, 1996. Net margin for twelve months ended December 31, 1996 was partially offset by a $734,000 charge to cost of gas expense related to the final resolution of regulatory and related accounting issues associated with Southern Expansion pipeline costs.

         Operating and maintenance expenses for the three months ended December 31, 1997 decreased 6% as compared to the same period last year, while increasing approximately 4% for the twelve-month period. The change for both periods includes a decrease in net expenses of $1,034,000 related to the voluntary early retirement program offered during the first quarter of fiscal 1997. On a straight comparison basis without this expense, operating and maintenance expenses remained relatively flat for the quarter and increased 6% for the twelve-month period. Reduced power usage at PSNC's liquefied natural gas facility and lower uncollectible provision expenses also contributed to the decrease for both periods. These items are partially offset by increases in hospitalization and employee training costs, outside services for consultants in the information systems area and telecommunications costs. Further impacting both periods were increases in wages and the cost of various employee benefits, including group life, dental, pension and post-retirement.

         Depreciation expense increased for the three and twelve months ended December 31, 1997 due to utility plant additions. For the three- and twelve-month periods, general taxes increased 11% and 4%, respectively. This increase is due primarily to increased franchise taxes based on increased operating revenues for the respective periods.

         Other income for the three and twelve months ended December 31, 1997 increased $75,000 and $52,000, respectively. These increases are primarily due to merchandising and jobbing income which increased by $380,000 and $743,000 for the three- and twelve-month periods. Part of the increase in merchandising income for both periods is due to a decrease in expenses of $231,000 related to the voluntary early retirement program offered during the first quarter of fiscal 1997. In December 1996, Sonat Public Service Company L.L.C. was formed, of which PSNC and Sonat Marketing Inc. each owns 50%. Prior to December 1996, income from secondary market transactions was recorded as other income. Income from secondary market transactions is now recorded in subsidiary operations net of tax. Income from this joint venture decreased for the twelve-month period ended December 31, 1997 due to weather that was 8% warmer than the prior twelve-month period and less attractive market conditions, which negatively impacted margin earned from secondary market transactions and natural gas brokering activities. This decrease is partially offset by the five-year amortization of deferred revenue into income and the related interest income generated from the formation of Sonat Public Service Company L.L.C. Additionally, impacting other income for the twelve-month period is a $265,000 gain related to the sale of land in June 1996.

         Interest deductions for the three and twelve months ended December 31, 1997 increased 13% and 17% as compared to the same periods last year. These increases reflect interest expense on the December 1996 issuance of $50,000,000 of 7.45% Senior Debentures due 2026. Offsetting the increase in interest expense for both the three- and twelve-month periods is a decrease in interest expense on short-term debt resulting from lower average bank loans outstanding during the period.

         The change in earnings per share for the three- and twelve-month periods reflect an increase of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment and stock option plans.

Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1998 construction budget is approximately $69,781,000, compared to actual construction expenditures for fiscal 1997 of $60,310,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the three and twelve months ended December 31, 1997 were $13,451,000 and

$61,474,000, respectively, as compared to $12,288,000 and $61,951,000 for the same periods a year ago.

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

         Restricted cash and temporary investments and restricted supplier refunds relate to refunds of $9,645,000 received from PSNC's pipeline supplier that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the North Carolina Utilities Commission (NCUC) dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         Stored gas inventories increased $4,536,000 as compared to December 31, 1996. This increase is due to larger quantities in storage and the addition of a storage service during fiscal 1997.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. It also allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. Net deferred gas costs at December 31, 1997, September 30, 1997, and December 31, 1996 primarily represent undercollections from customers. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures.

         The increase in deferred charges and other assets as compared to December 31, 1996 was primarily due to unamortized Year 2000 costs of $1,966,000 discussed further in Regulatory Matters. Deferred charges and other assets also include the restricted cash contribution from Sonat Marketing Company L.P. PSNC's subsidiary, PSNC Production Corporation, and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. Sonat Marketing contributed $4,944,000 for its 50% ownership of which approximately $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution not yet earned if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restricted cash will be released annually in equal amounts beginning in December 1998 and extending through December 2001.

         On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt. There has been no long-term financing since that time, resulting in an increase in short-term bank loans. At December 31, 1997 and 1996, total short-term bank loans outstanding were $69,500,000 and $30,000,000, respectively.


Regulatory Matters

         PSNC began providing natural gas service in McDowell County during December 1996. The extension of PSNC's system into McDowell County was the first project undertaken by PSNC using monies from its NCUC-approved expansion fund. The original estimate to complete this project was approximately $14,500,000, of which $8,193,500 would be financed by PSNC's expansion fund and local government assistance payments. Through December 31, 1997, $14,240,000 was spent on the project, of which $7,781,000 has been received from the expansion fund. PSNC will receive an additional $412,500 over the next five years in the form of local government assistance payments. The expansion phase of this project has been completed.

         PSNC currently provides natural gas service to the eastern portion of Haywood County, and began extending service to western Haywood County, including Waynesville, Clyde and Lake Junaluska, in September 1997. On April 22, 1997, the NCUC approved PSNC's application to use expansion funds for this project and authorized disbursements from the expansion fund of

$4,127,000. PSNC will begin providing partial service to this area of Haywood County in February 1998. Through December 31, 1997, $2,304,000 was spent on the project, of which $1,376,000 was received from the expansion fund. An additional reimbursement of $352,000 was received in February 1998.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline, of which PSNC owns 64%. It was placed into service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In September 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation
(NCNG) signed a letter of intent to form Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal Pipeline. As proposed, the pipeline will extend 67 miles from the termination point of the original Cardinal Pipeline to a point southeast of Raleigh and will provide 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG), and will cost an estimated $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45%, and NCNG will own approximately 5% of the new 104.5-mile pipeline. PSNC, through a subsidiary, will contribute to Cardinal its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On November 6, 1997, the NCUC issued an order granting Cardinal Extension a certificate to construct the new facilities and merge with Cardinal. No appeals of this order were received within the statutory review period. Right-of-way acquisition has started, and construction will begin in mid-1998. The facilities are expected to be in service on or before November 1, 1999.

         Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle will own and operate a liquefied natural gas storage facility, with an estimated cost of $107,000,000. This facility will be located near Transco's pipeline northwest of Greensboro, North Carolina, and will have a storage capacity of four billion cubic feet with vaporization capability of 400 million cubic feet per day. On April 30, 1996, the Federal Energy Regulatory Commission (FERC) made a preliminary determination to grant Pine Needle certificate authority to construct, own and operate the LNG storage facility. It approved a 12.75% return on equity for the project and stated that the debt component of the rate structure will be determined after permanent financing is obtained. On May 30, 1996, the NCUC filed an application for rehearing of the preliminary determination. On November 27, 1996, the FERC issued an order granting a certificate of convenience and necessity authorizing the construction and operation of Pine Needle, and denying the NCUC's request for rehearing. The NCUC then filed a petition for review of FERC's November 27 order with the United States Court of Appeals for the District of Columbia Circuit. On October 7, 1997, Pine Needle and the NCUC signed an agreement relating to the NCUC's appeal of the Pine Needle certificate order. Based upon this agreement between Pine Needle and the NCUC, the NCUC filed a motion on October 20, 1997 to withdraw its petition for review. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season. PSNC Blue Ridge Corporation (Blue Ridge) will make an equity capital contribution of approximately $9,000,000 at the end of the construction period. Through December 31, 1997, Blue Ridge has advanced $387,000 towards the construction of the facility until permanent financing can be obtained.

          On November 14, 1996, PSNC filed an application with the NCUC requesting deferred accounting for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. Similar costs will be incurred by businesses worldwide and the Emerging Issues Task Force of the Financial Accounting Standards Board has determined that these costs should be expensed as incurred. PSNC requested that total estimated contractor labor of $3,300,000 be deferred for subsequent recovery in a future rate case. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997 and will seek to recover unamortized costs at the time of its next general rate case.

         Management currently anticipates filing a general rate case on or about April 1, 1998, using the twelve months ended December 31, 1997, as its test year. If this rate case is filed as planned, a general rate order from the NCUC would be expected on or about November 1, 1998.

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

                        PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

        As more fully disclosed in Part I under  "Environmental  Matters" and in
Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1997, PSNC owns or has owned portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment, Health and Natural Resources to investigate these sites.

Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Part I Exhibits:

                  27     -       Financial Data Schedule.

               Part II Exhibits:

                  10-D-7         Amended Operating Agreement of Cardinal
                                   Extension Company, LLC, dated December 19,
                                   1996.

                  10-D-8         Amended Construction, Operation and Maintenance
                                    Agreement by and between Cardinal Operating
                                    Company and Cardinal Extension Company, LLC, dated December 19, 1996.

        (b)    Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended December 31, 1997.

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





Date 2-12-98                                /s/Charles E. Zeigler, Jr.

                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date 2-12-98                                /s/Jack G. Mason

                                            Jack G. Mason
                                            Vice President - Treasurer
                                            and Chief Financial Officer

                                                            EXHIBIT 10-D-7






                                     Amended

                               Operating Agreement

                                       of

                         Cardinal Extension Company, LLC


                             Dated December 19, 1996

                                     Amended

                             Operating Agreement
                                       of
                         Cardinal Extension Company, LLC

                                Table of Contents


1 Definitions and Construction...............................................1
    1.1   Definitions........................................................1
       1.1.1     Act.........................................................1
       1.1.2     Additional Necessary Regulatory Approvals...................1
       1.1.3     Affiliate...................................................1
       1.1.4     AFUDC.......................................................1
       1.1.5     Articles of Organization....................................1
       1.1.6     Authorizations..............................................1
       1.1.7     Bankrupt Member.............................................2
       1.1.8     Business Day................................................2
       1.1.9     Capital Account.............................................2
       1.1.10       Capital Contribution.....................................2
       1.1.11       Certificate..............................................2
       1.1.12       Certified Public Accountants.............................2
       1.1.13       Code.....................................................2
       1.1.14       Commitment...............................................2
       1.1.15       Commitment Date..........................................2
       1.1.16       Company..................................................2
       1.1.17       CO&M Agreement...........................................2
       1.1.18       Cost of the Facilities...................................2
       1.1.19       Cost of the Modification.................................3
       1.1.20       Customer.................................................3
       1.1.21       Default Interest Rate....................................3
       1.1.22       Dispose, Disposing or Disposition........................3
       1.1.23       Effective Time...........................................3
       1.1.24       Estimated Cost of the Facilities.........................3
       1.1.25       Estimated Cost of the Modification.......................3
       1.1.26       Existing Cardinal Pipeline...............................3
       1.1.27       Facilities...............................................4
       1.1.28       Financing Commitment.....................................4
       1.1.29       Financing Corporation....................................4
       1.1.30       Formation Date...........................................4
       1.1.31       General Interest Rate....................................4
       1.1.32       Governmental Authority...................................4
       1.1.33       Member...................................................5
       1.1.34       Membership Interest......................................5
       1.1.35       Merger...................................................5
       1.1.36       Merger Agreement.........................................5
       1.1.37       Modification.............................................5
       1.1.38       Necessary Regulatory Approvals...........................5
       1.1.39       NCNG Energy Corporation..................................5
       1.1.40       NCUC.....................................................5
       1.1.41       NCUC Application.........................................5
       1.1.42       Operator  ...............................................6
       1.1.43       Parent...................................................6
       1.1.44       Person...................................................6
       1.1.45       Piedmont Intrastate Pipeline Company   ..................6

       1.1.46       Pre-Formation Date Expenditures .........................6
       1.1.47       Proceeding...............................................6
       1.1.48       PSNC Cardinal Pipeline Company...........................6
       1.1.49       PUHCA....................................................6
       1.1.50       Representative  .........................................7
       1.1.51       Rule 16. ................................................7
       1.1.52       Service Agreements.......................................7
       1.1.53       Sharing Ratio............................................7
       1.1.54       Supermajority Vote ......................................7
       1.1.55       TransCardinal Company....................................7
       1.1.56       Transferring Member......................................7
    1.2   Construction.......................................................7

2 Formation and Purpose of the Company.......................................7
    2.1   Formation..........................................................7
    2.2   Name...............................................................7
    2.3   Registered Office, Registered Agent................................7
    2.4   Offices............................................................8
    2.5   Purposes...........................................................8
    2.6   Foreign Qualification..............................................8
    2.7   Term...............................................................8
    2.8   No State-Law Partnership...........................................8

3 Membership; Disposition of Interests.......................................8
    3.1   Initial Members....................................................8
    3.2   Restrictions on the Disposition of an Interest.....................9
    3.3   Additional Members................................................14
    3.4   Interests in a Member.............................................15

4 Representations, Warranties and Covenants; Information....................15
    4.1   Commitment to Acquire the Existing Cardinal Pipeline
          and to Construct the Facilities...................................15
    4.2   Development of a Modification.....................................17
    4.3   Commitment to Construct a Modification............................18
    4.4   General Representations and Warranties............................19
    4.5   Representations, Warranties and Covenant Concerning
          PUHCA.............................................................20
    4.6   Governmental Applications.........................................21
    4.7   Information.......................................................21
    4.8   Liability to Third Parties........................................22
    4.9   Withdrawal........................................................22
    4.10  Lack of Authority.................................................22

5 Capital Contributions.....................................................22
    5.1   Pre-Formation Date Expenditures...................................22
    5.2   Capital Contributions Relating to the Existing
          Cardinal Pipeline.................................................23
    5.3   Requests for Capital Contributions................................23
    5.4   Loans.............................................................25
    5.5   Equalization of Capital Accounts and Membership
          Interests.........................................................26
    5.6   Voluntary Contributions...........................................26
    5.7   Return of Contributions...........................................26
    5.8   Capital Accounts..................................................27

6 ALLOCATIONS AND DISTRIBUTIONS.............................................28
    6.1   Allocations.......................................................28
    6.2   Distributions.....................................................28

7 MANAGEMENT................................................................29
    7.1   Management by Members through Representatives.....................29
    7.2   Actions by Members; Representatives; Committees;
          Delegation of Authority and Duties................................33
    7.3   Number and Term of Office.........................................33
    7.4   Vacancies; Removal; Resignation...................................34
    7.5   Chairman and Secretary............................................34
    7.6   Meetings..........................................................34
    7.7   Action by Written Consent or Telephone Conference.................35
    7.8   Conflicts of Interest.............................................36

8 ACTION OF MEMBERS.........................................................36
    8.1   Action of Members.................................................36

9 OPERATION OF THE FACILITIES...............................................36
    9.1   Operator..........................................................36

10 INDEMNIFICATION..........................................................37
    10.1  Right to Indemnification..........................................37
    10.2  Advance Payment...................................................37
    10.3  Indemnification of Agents.........................................38
    10.4  Appearance as a Witness...........................................38
    10.5  Nonexclusivity of Rights..........................................38
    10.6  Insurance.........................................................39
    10.7  Member Notification...............................................39
    10.8  Savings Clause....................................................39

11 TAXES....................................................................40
    11.1  Tax Returns.......................................................40
    11.2  Tax Elections.....................................................40
    11.3  "Tax Matters Partner".............................................40

12 BOOKS, RECORDS, REPORTS, AND BANK ACCOUNTS...............................41
    12.1  Maintenance of Books..............................................41
    12.2  Reports...........................................................41
    12.3  Accounts..........................................................43

13 INSPECTION...............................................................43
    13.1  Inspection of Facilities and Records..............................43

14 BANKRUPTCY OF A MEMBER...................................................43
    14.1  Bankruptcy Members................................................43

15 DISSOLUTION, LIQUIDATION, AND TERMINATION................................44
    15.1  Dissolution.......................................................44
    15.2  Liquidation and Termination.......................................44
    15.3  Deficit Capital Accounts..........................................45
    15.4  Articles of Dissolution...........................................46

16 GENERAL PROVISIONS.......................................................46
    16.1  Offset............................................................46

    16.2  Notices...........................................................46
    16.3  Entire Agreement; Supersedure.....................................46
    16.4  Effect of Waiver or Consent.......................................47
    16.5  Amendment or Modification.........................................47
    16.6  Binding Effect....................................................47
    16.7  Governing Law; Severability.......................................47
    16.8  Further Assurances................................................47
    16.9  Indemnification...................................................48
    16.10 Notice to Members of Provisions of this Agreement.................48
    16.11 Counterparts......................................................48

                                     Amended
                               Operating Agreement
                                       of
                         Cardinal Extension Company, LLC

    This Operating Agreement of Cardinal Extension Company, LLC, a Limited Liability Company under the laws of the State of North Carolina (the "Company"), is executed and agreed to by the Members (as defined below) as of the 19th day of December, 1996.

1 Definitions and Construction. The terms defined in this Section 1 shall, for all purposes of this Agreement, have the meanings set forth below:

    1.1   Definitions.

       1.1.1 Act. The North Carolina Limited Liability Company Act as set forth in Chapter 57C of the North
                 Carolina General Statutes.

       1.1.2 Additional Necessary Regulatory Approvals. All Authorizations as may be required (but excluding Authorizations of a nature not customarily obtained prior to commencement of construction of facilities of the nature of the Modification in question) in connection with (a) the ownership, construction and operation of a Modification and
                 (b) the transportation of the natural gas in connection with such Modification.

       1.1.3 Affiliate. Any Person that, directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with any other Person in question, including, but not limited to: a Parent of a Member; a corporation 100% of the outstanding voting stock of which is owned by a Member or a Parent of a Member; or a corporation 100% of the outstanding voting stock of which is owned by a corporation 100% of the outstanding voting stock of which is owned by a Member or a Parent of a Member.

       1.1.4     AFUDC.  Allowance for funds used during
                 construction.

       1.1.5 Articles of Organization. The Articles of Organization of the Company filed with the Secretary of State of North Carolina under and pursuant to the Act on December 6, 1995.

       1.1.6     Authorizations. Licenses, certificates, permits,
                 orders, approvals, determinations and
                 authorizations from Governmental Authorities
                 having jurisdiction.
                                                             1

       1.1.7 Bankrupt Member. A member who shall take or be subject to any of the actions described in Section 57C-3-02(3)a through f of the Act.

       1.1.8 Business Day. A day on which commercial banks are open for the transaction of business in New York, New York.

       1.1.9     Capital Account.  See Section 5.8.

       1.1.10       Capital Contribution.  Any contribution by a
                    Member to the capital of the Company.

       1.1.11 Certificate. The certificate(s) of public convenience and necessity issued by the NCUC pursuant to the NCUC Application.

       1.1.12 Certified Public Accountants. The firm(s) of nationally recognized independent public accountants selected from time to time by the Operator.

       1.1.13 Code. The Internal Revenue Code of 1986, as amended, or any successor or replacement statute.

       1.1.14 Commitment. In the case of a Member executing this Agreement as of the date of this Agreement or a person acquiring that Membership Interest, the amount specified for that Member as its Commitment on Appendix A. In the case of a Membership Interest issued pursuant to Section 3.3, the Commitment established pursuant thereto in each case, subject to adjustments on account of Dispositions of Membership Interests permitted by this Agreement.

       1.1.15 Commitment Date. The date of the vote of the Representatives committing the Company to the construction of the Facilities pursuant to Section 4.1.

       1.1.16       Company.  Cardinal Extension Company, LLC, a
                    Limited Liability Company under the laws of the State of North Carolina.

       1.1.17 CO&M Agreement. The Construction, Operating and Maintenance Agreement provided for in Section 9.1.

       1.1.18 Cost of the Facilities. All costs and expenses, including without limitation AFUDC and Pre-Formation Date Expenditures, borne by the Operator or the Company for the acquisition, planning, design, engineering, financing, administration, construction and start-up of the

                    Facilities,   and  securing  all   Authorizations   required
                    therefor.

       1.1.19 Cost of the Modification. All costs and expenses, including without limitation AFUDC, borne by the Operator or the Company for the acquisition, planning, design, engineering, financing, administration construction and start-up of a Modification, and securing all Authorizations required therefor.

       1.1.20 Customer. A Person who, with the approval of the Representatives, has entered into a Service Agreement with the Company (or, where applicable, a precedent agreement relating thereto) for the receipt, transportation and delivery of natural gas by means of the Facilities.

       1.1.21 Default Interest Rate. A rate per annum equal to the lesser of (a) two percent (2%) per annum over the prime rate of Citibank, N.A. (or its successor) from time to time publicly announced and in effect, or (b) the maximum interest rate allowed for this purpose pursuant to the laws of the State of North Carolina.

       1.1.22 Dispose, Disposing or Disposition. A sale, assignment, transfer, exchange, mortgage, pledge, grant of a security interest, or other disposition or encumbrance (including, without limitation, by operation of law), or the acts thereof.

       1.1.23 Effective Time. The time at which the Merger shall become effective.

       1.1.24 Estimated Cost of the Facilities. The estimated total Cost of the Facilities as determined by the Operator from time to time.

       1.1.25 Estimated Cost of the Modification. The estimated total Cost of the Modification as determined by the Operator from time to time.

       1.1.26 Existing Cardinal Pipeline. The existing twenty-four inch (24") diameter pipeline, which extends approximately thirty-seven (37) miles from Transcontinental Gas Pipe Line Corporation's Compressor Station No. 160 to Burlington, North Carolina, and which is jointly owned by Public Service Company of North Carolina, Inc. and Piedmont Intrastate Pipeline Company. The Existing Cardinal Pipeline has firm transportation rights of 130,000 Mcf/d (60,000 Mcf/d of which are held by Piedmont Natural Gas Company, Inc. and

                    70,000 Mcf/d of which are held by Public Service Company of North Carolina, Inc.)

       1.1.27 Facilities. The real, personal, mixed and contractual property (whether tangible or intangible) to be owned, operated, constructed and maintained by the Company for the receipt, transportation and delivery of natural gas, all as more fully described in Appendix B, with such changes in size, design and location as may be approved by the Representatives (including, but not limited to, a Modification approved by the Representatives pursuant to Section 4.2). After the Effective Time of the Merger, the Facilities will also include the Existing Cardinal Pipeline.

       1.1.28 Financing Commitment. Definitive agreements between one or more financial institutions or other Persons and the Company or the Financing Corporation pursuant to which such financial institutions or other Persons agree, subject to the conditions set forth therein, to lend money to, or purchase securities of, the Company or the Financing Corporation, the proceeds of which shall be used to finance all or a portion of the Facilities.

       1.1.29 Financing Corporation. A corporation or trust wholly owned by the Company that may be organized for the purpose of issuing securities, the proceeds from which are to be advanced directly or indirectly to the Company to finance all or a portion of the Facilities.

       1.1.30 Formation Date. The date on which the Articles of Organization were filed with the Secretary of State of North Carolina.

       1.1.31 General Interest Rate. A rate per annum equal to the lesser of (a) the prime rate of Citibank, N.A. (or its successor) from time to time publicly announced and in effect, or (b) the maximum interest rate allowed for this purpose pursuant to the laws of the State of North Carolina.

       1.1.32 Governmental Authority. Any court, agency, authority, board, bureau, commission, department, office or instrumentality of any nature whatsoever of any governmental or quasi-governmental unit, whether federal, state, parish, county, district, municipality, city, political subdivision or otherwise, domestic or foreign whether now or hereafter in existence.

       1.1.33 Member. Any Person executing this Agreement as of the date of this Agreement or who is hereafter admitted to the Company as a member as provided in this Agreement, but does not include any Person who has ceased to be a member of the Company.

       1.1.34 Membership Interest. All of a Member's rights in the Company, including, without limitation, the Member's share of profits and losses of the Company, the right to receive distributions of the Company's assets, any right to vote, and any right to participate in the management of the Company.

       1.1.35 Merger. The transaction to be effected under the Merger Agreement by which Cardinal Pipeline Company, LLC will be merged into the Company, the Company will be the surviving entity, and the name of the surviving entity will be changed to Cardinal Pipeline Company, LLC.

       1.1.36 Merger Agreement. The Agreement of Merger to be entered into by the Company and Cardinal Pipeline Company, LLC by which the Company will acquire the Existing Cardinal Pipeline.

       1.1.37 Modification. Any facilities installed (a) to modify, improve, expand or increase the capacity or scope of the Existing Cardinal Pipeline, the Facilities or any portion thereof after the Commitment Date (except in connection with customary maintenance) or (b) to provide a new point of delivery or receipt of natural gas for the Existing Cardinal Pipeline or the Facilities after the Commitment Date.

       1.1.38 Necessary Regulatory Approvals. All Authorizations as may be required (but excluding Authorizations of a nature not customarily obtained prior to commencement of construction of facilities such as the Facilities) in connection with (a) the acquisition, ownership and operation of the Existing Cardinal Pipeline by the Company,
                    (b) the construction and operation of the Facilities (not including any Modifications), and
                    (c) the receipt, transportation and delivery of natural gas under the Service Agreements.

       1.1.39       NCNG Energy Corporation.  See Section 3.1.

       1.1.40 NCUC. The North Carolina Utilities Commission or any other governmental body succeeding to the powers of such Commission.

       1.1.41       NCUC Application.  The documents pursuant to which
                    an application will be filed with the NCUC for
                    authority (a) to consummate the merger of Cardinal Pipeline Company, LLC with and into the Company pursuant to the Merger Agreement, (b) to transfer the Existing Cardinal Pipeline to the Company, (c) for the Company to acquire, own and operate the Existing Cardinal Pipeline and to construct, own and operate the Facilities, (d) to receive, transport and deliver natural gas by means of the Existing Cardinal Pipeline and the Facilities (not including any modifications), and (e) to establish initial rates for the Company's services.

       1.1.42 Operator. Cardinal Operating Company, its successors and assigns, pursuant to the CO&M
                    Agreement.

       1.1.43 Parent. Any Person who directly or indirectly owns more than 50% of the outstanding voting stock of a Member.

       1.1.44 Person. An individual, a trust, an estate, a domestic corporation, a foreign corporation, a professional corporation, a partnership, a limited partnership, a limited liability partnership, a limited liability company, a foreign limited liability company, an unincorporated association, or another entity.

       1.1.45       Piedmont Intrastate Pipeline Company.  See Section
                    3.1.

       1.1.46 Pre-Formation Date Expenditures. Expenditures made by any Member or any of its Affiliates prior to the Formation Date, if approved by the Representatives pursuant to Section 5 if required to be so approved, including, but not limited to, expenditures made in the course of activities reasonably related to preparing this Agreement and the CO&M Agreement, creating the Company, preparing the Merger Agreement, planning and designing the Facilities, acquiring rights of way, preparing the NCUC Application and obtaining the Necessary Regulatory Approvals.

       1.1.47       Proceeding.  See Section 10.1.

       1.1.48       PSNC Cardinal Pipeline Company  See Section 3.1.

       1.1.49 PUHCA. The Public Utility Holding Company Act of 1935, as amended (or any successor statute thereto).

       1.1.50 Representative. The Person designated by a Member to represent that Member in accordance with the terms of this Agreement.

       1.1.51 Rule 16. 17 C.F.R. ss. 250.16 or any successor provision thereto.

       1.1.52 Service Agreements. The agreement(s) by and between the Company and the Customers for the receipt, transportation and delivery of natural gas by means of the Facilities.

       1.1.53 Sharing Ratio. With respect to any Member, the fraction (expressed as a percentage), the numerator of which is that Member's Commitment and the denominator of which is the sum of the Commitments of all Members.

       1.1.54       Supermajority Vote.  A vote of Members
                    representing not less than 75% of the Sharing
                    Ratios of all Members.

       1.1.55       TransCardinal Company.  See Section 3.1.

       1.1.56       Transferring Member.  See Section 3.2.2.

    1.2 Construction. Whenever the context requires, the gender of all words used in this Agreement includes the masculine, feminine and neuter. All references to Sections refer to sections of this Agreement (unless the context clearly indicates otherwise), and all references to Appendices are to Appendices attached to this Agreement, each of which is made a part hereof for all purposes.

2   Formation and Purpose of the Company.

    2.1 Formation. The Company has been organized as a North Carolina limited liability company by the filing of the Articles of Organization under and pursuant to the Act with the Secretary of State of North Carolina.

    2.2   Name.  The name of the Company is "Cardinal Extension
          Company, LLC." The name of the Company will change to "Cardinal Pipeline Company, LLC" upon the Effective
          Time of the Merger.

    2.3 Registered Office, Registered Agent. The location of the registered office of the Company shall be in Gaston County, North Carolina; the street address of the registered office of the Company shall be 400 Cox
          Road, Gastonia, North Carolina 28054; the mailing address of the registered office shall be P.O. Box
          1398, Gastonia, North Carolina 28053; and the registered agent shall be J. Paul Douglas or such other Person or Persons as the Representatives may designate from time to time in the manner provided by law and as set forth in an addendum to this Agreement.

    2.4 Offices. The principal offices of the Company shall be at such place as the Members may from time to time determine. Notice of any change in such offices shall be given to each Member by the Representatives. The Company may have such other offices as the Members may designate from time to time.

    2.5 Purposes. The purposes of the Company shall be to acquire the Existing Cardinal Pipeline, to plan, design, develop, and construct the Facilities, to own and provide for the operation and maintenance of the Existing Cardinal Pipeline and the Facilities, and to conduct such business activities that are necessary or incidental in connection therewith.

    2.6 Foreign Qualification. Prior to the Company conducting business in any jurisdiction other than North Carolina, the Members shall cause the Company to comply, to the extent procedures are available and those matters are reasonably within the control of the Members, with all requirements necessary to qualify the Company as a foreign limited liability company in that jurisdiction. Each Member shall execute, acknowledge, swear to, and deliver all certificates and other instruments conforming with this Agreement that are necessary or appropriate to qualify, continue, and terminate the Company as a foreign limited liability company in all such jurisdictions.

    2.7 Term. The Company commenced on the date of the filing of the Articles of Organization with the Secretary of State of North Carolina and shall continue in existence until the latest date on which the Company is to dissolve as provided in the Articles of Organization or until such earlier date as the Company may be dissolved as provided in this Agreement.

    2.8 No State-Law Partnership. The Members intend that the Company not be a partnership (including, without limitation, a limited partnership) or joint venture, and that no Member or Representative be a partner or joint venturer of any other Member or Representative as a result of this Agreement, for any purposes other than federal and state tax purposes, and this Agreement may not be construed to suggest otherwise.

3   Membership; Disposition of Interests.

    3.1 Initial Members. The initial Members of the Company are the following:

       (a) TransCardinal Company ("TransCardinal"), a corporation organized under the laws of the State of Delaware, with its principal office and address at
              P. O. Box 1396, Houston, Texas 77251-1396 (2800 Post
              Oak Boulevard, Houston, Texas 77056).

       (b) PSNC Cardinal Pipeline Company ("PSNC Cardinal"), a corporation organized under the laws of the State of North Carolina, with its principal office and address at P. O. Box 1398, Gastonia, North Carolina
              28053 (400 Cox Road, Gastonia, North Carolina
              28054).

       (c) Piedmont Intrastate Pipeline Company ("Piedmont Intrastate"), a corporation organized under the laws of the State of North Carolina, with its principal office and address at P. O. Box 33068, Charlotte, North Carolina 28233 (1915 Rexford Road, Charlotte, North Carolina 28211).

       (d) NCNG Energy Corporation ("NCNG Energy"), a corporation organized under the laws of the State of North Carolina, with its principal office and address at P. O. Box 909, Fayetteville, North
              Carolina 28302 (150 Rowan Street, Fayetteville,
              North Carolina 28301).

    3.2   Restrictions on the Disposition of an Interest.

       3.2.1 Except as specifically provided in Section 3.2 of this Agreement, a Disposition of an interest in the Company may not be effected without the consent of Members holding at least 75% of the Sharing Ratios of all Members. Any attempted Disposition by a Person of an interest or right, or a part thereof, in or in respect of the Company other than in accordance with Section 3.2 of this Agreement shall be null and void ab initio.

       3.2.2 If any Member ("Transferring Member") wishes to transfer any of its Membership Interest, the following procedures shall apply:

                 3.2.2.1      Without  the   unanimous   consent  of  all  other
                              Members, a Transferring Member may not transfer less than all of its Membership Interest.

                 3.2.2.2      After receiving a bona fide offer from a Person
                              to  purchase  its  Membership   Interest,   the
                              Transferring  Member shall give written  notice
                              to the Chairman and to all other Members of the terms of the offer and of its intent to accept the offer unless the Membership Interest is purchased  by one or more of the other  Members
                                 pursuant to the rights of first refusal provided in this Section 3.2.2 Upon receipt of such written notice, the Chairman shall call a meeting of Members for a date that is not less than 30 days nor more than 45 days from the date of the receipt of such written notice. Any Member wishing to exercise its rights of first refusal must announce its intent to do so at the meeting.

                    3.2.2.3 Any purchase of all or any part of a Membership Interest pursuant to this
                                 Section 3.2.2 shall be on the same terms and conditions as the bona fide offer (except the purchase price shall be the lesser of that amount set forth in the bona fide offer or the balance in Transferring Member's Capital Account on the date of the proposed transfer).

                    3.2.2.4 If TransCardinal is the Transferring Member, PSNC Cardinal shall have the right to purchase all or any part of TransCardinal's Membership Interest. If PSNC Cardinal does not announce its intent to exercise its right of first refusal, or if PSNC Cardinal announces its desire to purchase less than the total amount of TransCardinal's Membership Interest, each other Member shall have the right to purchase all or any part of TransCardinal's Membership Interest not purchased by PSNC Cardinal. If more than one Member desires to purchase all or any portion of TransCardinal's Membership Interest that is not to be purchased by PSNC Cardinal, the Membership Interests to be purchased by such Members shall be allocated on a pro rata basis based upon their respective Sharing Ratios, unless another allocation is unanimously agreed to by such Members. If the Members do not agree to purchase 100% of TransCardinal's Membership Interest, TransCardinal shall be free to complete the transfer to the Person making the bona fide offer. If the transfer to the Person making the bona fide offer is not consummated within 90 days after the date of the meeting, TransCardinal may not transfer its interest without again complying with this Section 3.2.2.

                    3.2.2.5 If PSNC Cardinal is the Transferring Member, TransCardinal shall have the right to purchase all or any part of PSNC Cardinal's Membership Interest. If TransCardinal does not announce its intent to exercise its right of first refusal, or if TransCardinal announces its desire to purchase less than the total amount of PSNC Cardinal's Membership Interest, each other Member shall have the right to purchase all or any part of PSNC Cardinal's Membership Interest not purchased by TransCardinal. If more than one Member desires to purchase all or any portion of PSNC Cardinal's Membership Interest that is not to be purchased by TransCardinal, the Membership Interests to be purchased by such Members shall be allocated on a pro rata basis based upon their respective Sharing Ratios, unless another allocation is unanimously agreed to by such Members. If the Members do not agree to purchase 100% of PSNC Cardinal's Membership Interest, PSNC Cardinal shall be free to complete the transfer to the Person making the bona fide offer. If the transfer to the Person making the bona fide offer is not consummated within 90 days after the date of the meeting, PSNC Cardinal may not transfer its interest without again complying with this Section 3.2.2.

                    3.2.2.6 If a Member other than TransCardinal or PSNC Cardinal is the Transferring Member, TransCardinal and PSNC Cardinal shall have the right to purchase all or any part of Transferring Member's Membership Interest. If both TransCardinal and PSNC Cardinal announce their intent to exercise their rights of first refusal, the Membership Interest shall be allocated to TransCardinal and PSNC Cardinal on pro rata basis based on their respective Sharing Ratios, unless another allocation is agreed to by TransCardinal and PSNC Cardinal. If neither TransCardinal nor PSNC Cardinal announces its desire to purchase the Membership Interest or if TransCardinal and PSNC Cardinal announce their desire to purchase less than 100% of the Membership Interest, each Member other than the Transferring Member, TransCardinal and

                                 PSNC Cardinal shall have the right to purchase all or any part of the Membership Interest not purchased by TransCardinal or PSNC Cardinal. If more than one Member desires to purchase all or any portion of the Membership Interest that is not to be purchased by TransCardinal or PSNC Cardinal, the Membership Interest to be purchased by such Members shall be allocated on a pro rata basis based upon their respective Sharing Ratios, unless another allocation is unanimously agreed to by such Members. If the Members do not agree to purchase 100% of Transferring Member's Membership Interest, the Transferring Member shall be free to complete the transfer to the Person making the bona fide offer. If the transfer to the Person making the bona fide offer is not consummated within 90 days after the date of the meeting, the
                                 Transferring Member may not transfer its interest without again complying with this
                                 Section 3.2.2.

       3.2.3 If a Member shall cease to be controlled directly or indirectly by the same Persons who controlled it as of the date of that Member's admission to the Company, the Member shall provide written notice thereof to the other Members. On or before 30 days after such notice is received by the other Members, such other Members shall have the option to buy that Member's Membership Interest at a purchase price equal to the balance in that Member's Capital Account on the date the option is exercised. If more than one of such other Members wishes to exercise such option, they shall exercise such option on the same date and share in such purchase on a pro rata basis based on their respective Sharing Ratios. This paragraph shall not apply to a change in control that results from the merger or consolidation of the corporation which directly or indirectly controls a Member ("Parent Corporation") with another corporation or the sale of all or substantially all of the assets of a Member's Parent Corporation if, in each such case, (a) the Parent Corporation shall not have been formed for the principal purpose of directly controlling the Member, and (b) either (i) such Parent Corporation shall be the continuing corporation and shall continue to directly or indirectly control the Member, or (ii) the successor corporation (if other than the Parent Corporation of the Member) shall be a corporation organized and existing under the laws of the

                 United States of America or a state thereof or the District of Columbia and such successor corporation shall continue to be in substantially the same business as the Parent Corporation. This
                 Section 3.2.3 is intended to prohibit any kind of financing or corporate structure techniques designed to avoid the reach of the right of first refusal provisions of Section 3.2 of this Agreement.

       3.2.4 Subject to the provisions of Sections 3.2.5, 3.2.6 and 3.2.7, a Person (who is not already a Member) to whom a Membership Interest is proposed to be transferred has the right to be admitted to the Company as a Member only with the consent of Members holding at least 75% of the Sharing Ratios of all Members. Any consent given pursuant to
                 Section 3.2.1 shall be deemed a consent only to the transfer of the rights to allocations and distributions to which the transferring Person would be entitled but for the Disposition, unless such consent expressly consents to the admission of the transferee as a Member.

       3.2.5 The Company may not recognize for any purpose any purported Disposition of all or part of a Membership Interest unless and until the other applicable provisions of Section 3.2 of this Agreement have been satisfied and the Members have received, on behalf of the Company, a document (i) executed by both the Member effecting the Disposition and the Person to whom the Membership
                 Interest or part thereof is Disposed, (ii) including the notice address of any Person to be admitted to the Company as a Member and its agree ment to be bound by this Agreement in respect of the Membership Interest or part thereof being obtained, (iii) setting forth the Sharing Ratios and the Commitments after the Disposition of the Member effecting the Disposition and the Person to whom the Membership Interest or part thereof is Disposed (which together must total the Sharing
                 Ratio and the Commitment of the Member effecting the Disposition before the Disposition), and (iv) containing a representation and warranty that the Disposition was made in accordance with all applicable laws and regulations (including securities laws) and, if the Person to whom the Membership Interest or part thereof is Disposed is to be admitted as a Member, its representation and warranty that the representations and warranties in Sections 4.4, 4.5 and 4.6 are true and correct with respect to that Person. Each Disposition and, if applicable, admission complying with the provisions of this Section 3.2.5 is effective as of the first day of the calendar month immediately succeeding the month in which the Representatives receive the notification of Disposition and the other requirements of Section 3.2 of this Agreement have been met.

       3.2.6 For the right of a Member to Dispose of a Membership Interest or any part thereof or of any Person to be admitted to the Company in connection therewith to exist or be exercised, (i) either (A) the Membership Interest or part thereof subject to the Disposition or admission must be registered under the Securities Act of 1933, as amended, and any applicable state securities laws or (B) the Company must receive a favorable opinion of the Company's legal counsel or of other legal counsel acceptable to the Members to the effect that the Disposition or admission is exempt from registration under those laws and (ii) the Company must receive a favorable opinion of the Company's legal counsel or of other legal counsel acceptable to the Members to the effect that the Disposition or admission, when added to the total of all other sales, assignments, or other Dispositions within the preceding 12 months, would not result in the Company being considered to have terminated within the meaning of the Code. The Members, however, may waive the requirements of this Section 3.2.6.

       3.2.7 The Member effecting a Disposition and any Person admitted to the Company in connection therewith shall pay, or reimburse the Company for, all costs incurred by the Company in connection with the Disposition or admission (including, without limitation, the legal fees incurred in connection with the legal opinions referred to in Section 3.2.6) on or before the 30th day after the receipt by that Person of the Company's invoice for the amount due. If payment is not made by the date due, the Person owing that amount shall pay interest on the unpaid amount from the date due until paid at a rate per annum equal to the Default Interest Rate.

    3.3 Additional Members. Additional Persons may be admitted to the Company as Members and Membership Interests may be created and issued to those Persons and to existing Members only upon a Supermajority

              Vote. The terms of admission or issuance must specify the Sharing Ratios and the Commitments applicable thereto and may provide for the creation of different classes or groups of Members and having different rights, powers and duties. The Members shall reflect the creation of any new class or group in an amendment to this Agreement indicating the different rights, powers, and duties. Any such admission also must comply with the provisions of Sections 3.2.5(i) and (ii) and is effective only after the new Member has executed and delivered to the other Members a document including the new Member's notice address, its agreement to be bound by this Agreement and its representation and warranty that the representation and warranties in Sections 4.4, 4.5 and 4.6 are true and correct with respect to the new Member. The provisions of this Section 3.3 shall not apply to Dispositions of Membership Interests.

    3.4 Interests in a Member. A Member may not cause or permit an interest direct or indirect, in itself to be Disposed of such that, after the Disposition, the Company would be considered to have terminated within the meaning of section 708 of the Code.

4   Representations, Warranties and Covenants; Information.

    4.1 Commitment to Acquire the Existing Cardinal Pipeline and to Construct the Facilities.

       4.1.1 The Members agree to cause the Company to enter into the Merger Agreement and to use their best efforts to consummate the Merger.

       4.1.2     The  Members  agree  to  cause  the  Company  to file  the NCUC
                 Application   and  the  Members   agree  to  support  the  NCUC
                 Application.

       4.1.3 The Members agree to use their best efforts to obtain an order from the NCUC granting the authorizations needed to permit the Company to carry out the purposes of the Company as described in Section 2.5 of this Agreement and to construct, own and operate the Facilities. Within 15 days after the NCUC issues its order ruling on the NCUC
                 Application, the Members will meet to discuss and vote on whether the Company should accept the order, seek rehearing of the order, appeal the order, reject the order or take some other course of action. If the Members do not vote to accept the order, the Members agree to exhaust all legal remedies reasonably available to obtain an acceptable order, including, but not limited to, seeking rehearing and judicial review of an unacceptable order. If the order is modified on rehearing, appeal or otherwise, the Members shall again meet within 15 days of the date of the order providing for such modification to vote on whether to accept the order, seek further rehearing of the order, appeal the order, reject the order or take some other course of action. In order may be accepted only upon the unanimous vote of the Members; however, each Member agrees to vote to accept the order unless a condition of the order is materially different from the order requested and is unacceptable in the Member's reasonable judgment.

       4.1.4 Subject to Section 5.1 below, except upon the approval by a Supermajority Vote, the Company shall not incur any material costs or obligations with respect to the Existing Cardinal Pipeline or the Facilities or become obligated under the Financing Commitment relating to the Existing Cardinal Pipeline or the Facilities until (a) the Necessary Regulatory Approvals have been obtained and accepted, (b) the Financing Commitment has been negotiated and is ready for acceptance by the Company (with the Members to decide whether such Financing Commitment utilizes a Financing Corporation), (c) the Service Agreements have been executed by the Company and the Customers, (d) the Estimated Cost of the Facilities has been determined, and (e) the Members have approved the commitment to construct the Facilities as provided in Section 4.1.5.

       4.1.5 Immediately following the last to occur of the events referred to in Section 4.1.4(a), (b) and
                 (d) and the satisfaction or waiver by the applicable Customers of all conditions set forth in the precedent agreements entered into by each of the Customers for execution of the Service
                 Agreements (other than the vote of the Members to commit to acquire the Existing Cardinal Pipeline and to construct the Facilities), the Members shall vote on whether the Company shall be committed to consummate the Merger and to construct the Facilities (which commitment to construct shall constitute an acceptance of the Financing Commitment). If the Members agree by a Supermajority Vote to acquire the Existing
                 Cardinal Pipeline and to construct the Facilities, a Member who voted in the negative must sell his Membership Interest to the Members who voted in the affirmative, and the Members who voted in the affirmative must purchase such Membership Interest on a pro rata basis based on the respective sharing ratios of the Members who voted in the affirmative. If the selling Member is NCNG Energy, the purchase price shall be the balance in NCNG Energy's Capital Account on the date of the transfer, the transfer shall take place on the first day of the second month following the date of the vote and the purchase price shall be paid not less than 30 days after the date of transfer. If the selling Member is Piedmont Intrastate, the purchase price shall be the balance in Piedmont Intrastate's Capital Account on the date of transfer, the transfer of Piedmont Intrastate's voting rights in the Company shall take place immediately following the vote, the transfer of Piedmont Intrastate's other Membership Interests shall take place at the Time of Merger and the purchase price shall be paid not less than 30 days after the Time of Merger. In the event the Members do not agree by a Supermajority Vote to acquire the Existing Cardinal Pipeline and to construct the Facilities, the Company shall be dissolved.

       4.1.6 After the Commitment Date, except with the approval by a Supermajority Vote, the Company shall not incur any material costs or obligations with respect to the Facilities until all conditions precedent to the obtaining by the Company of funds pursuant to the Financing Commitment relating to the Facilities have been satisfied.

       4.1.7 If at any time the Members by a Supermajority Vote determine that it is not in the best interests of the Company to proceed with the construction or operation of the Facilities, the Company shall not thereafter incur any additional material costs or obligations with respect to the Facilities or become obligated under the Financing Commitment relating to the Facilities.

    4.2   Development of a Modification.

       4.2.1 Any Member who desires the Company to construct a Modification shall notify the other Members and the Operator of the nature of the proposed Modification, including such details as are then available, and shall provide a detailed explanation of the reasons why such Modification is being requested. Promptly, but in no event later than one hundred fifty (150) days from the date requested to do so by majority consent of the Members, the Operator shall prepare and provide to each Member a detailed description of the proposed Modification and an estimate of the cost thereof, appropriate rate information and the proposed financing therefor.

       4.2.2     Within 60 days after the information described in
                 Section 4.2.1 has been received by each Member, the Members shall vote on whether to proceed with the development of such proposed Modification. Upon the Unanimous Vote to proceed with the development of such proposed Modification, the Company shall proceed with such development, including, but not limited to, the acquisition of Additional Necessary Regulatory Approvals and the Financing Commitment. A vote to proceed with the development of a Modification shall be without prejudice to the vote on whether the Company shall be committed to construct such Modification under
                 Section 4.3.2.

    4.3   Commitment to Construct a Modification.

       4.3.1 Except upon the approval by a Supermajority Vote, the Company shall not incur material costs or obligations with respect to a Modification or be obligated under any Financing Commitment relating to a Modification until (a) the Additional Necessary Regulatory Approvals have been obtained and accepted, (b) such Financing Commitment, if any, as may be required in the opinion of the Members for such Modification has been negotiated and is ready for acceptance by the Company (with the Representatives to decide whether such Financing Commitment utilizes a Financing Corporation), (c) if applicable, the Service Agreements for the use of the capacity of the Modification have been executed by the Company and by one or more Customers, (d) the Estimated Cost of the Modification has been determined and (e) the Representatives have approved a commitment to construct such Modification as provided in Section 4.3.2.

       4.3.2 Immediately following the last to occur of the events referred to in Section 4.3.1(a), (b) and (d), and if the Modification includes additional capacity, the satisfaction or waiver by the applicable Customers of all conditions set forth in the precedent agreements for execution of the Service Agreements by the Customers that will utilize the capacity to be created by the Modification (other than the vote of the Members to commit to construct the Modification), or at such later time as agreed by the Members, the Members shall vote on whether the Company shall be committed to construct the Modification (which commitment to construct shall constitute an acceptance of the Financing Commitment, if any). In the event the Members do not agree by a Supermajority Vote to construct the Modification, the Modification shall not be constructed.

       4.3.3 After the Members vote to commit the Company to construct a Modification, except with the approval by a Supermajority Vote, the Company shall not incur any material costs or obligations with respect to such Modification until all conditions precedent to the obtaining by the Company of funds pursuant to a Financing Commitment (if any) relating to such Modification have been satisfied.

       4.3.4     Notwithstanding the provisions of Sections 4.3.1,
                 4.3.2 and 4.3.3, the Company agrees to grant the right to Public Service Company of North Carolina, Inc., Piedmont Natural Gas Company, Inc. and North Carolina Natural Gas Corporation to direct tie-ins between (a) their respective local distribution companies and (b) the Existing Cardinal Pipeline and/or the Facilities for the purpose of serving their respective franchised areas. The terms and conditions of such direct tie-ins (including reimbursement requirements and/or the incremental charges to be levied against the Customer requesting such tie-ins and the construction, operation and maintenance specifications for the tie-ins) shall be set forth in an Interconnect and Reimbursement Agreement to be executed by the Company and approved by the Members, if required, in accordance with this Agreement.

    4.4 General Representations and Warranties. Each Member hereby represents and warrants to the Company and to each other Member (a) that it is duly organized, validly existing, and in good standing under the law of the state of its incorporation and is duly qualified and in good standing as a foreign corporation in the jurisdiction of its principal place of business (if not incorporated therein); (b) that the Member has full corporate power and authority to execute and agree to this Agreement and to perform its obligations hereunder and that all necessary actions by the board of directors, shareholders, or other Persons necessary for the due authorization, execution, delivery and performance of this Agreement have been duly taken; (c) that the Member has duly executed and delivered this Agreement; and (d) that the Member's authorization, execution, delivery and performance of this Agreement do not and will not contravene or conflict with any provision of law applicable to such Member or with any agreement or arrangement to which the Member is a party or by which it is bound.

    4.5   Representations, Warranties and Covenant Concerning
          PUHCA.

       4.5.1     Each Member represents and warrants that it is not
                 (i) a "holding company" or (ii) a "subsidiary company" or "affiliate" of a "holding company," except for a "holding company" that is exempt from all liabilities, obligations and duties imposed upon it as a "holding company" by the provisions of PUHCA and the rules and regulations promulgated thereunder (other than Section 9(a)(2) of PUHCA); in each case (and in each case within Sections
                 4.6.2 and 4.6.3) within the meaning of PUHCA and the rules and regulations promulgated thereunder.

       4.5.2 Except as provided in Section 4.6.3, no Member shall make any transfer or take other action that would cause the Company to be a "subsidiary company" or an "affiliate" of a "holding company," except for a "holding company" that is exempt from all liabilities, obligations and duties imposed upon it as a "holding company" by the provisions of PUHCA and the rules and regulations promulgated thereunder (other than Section 9(a)(2) of PUHCA).

       4.5.3 A Member may make a transfer or take other action otherwise prohibited by Section 4.6.2, but only so long as all conditions of Rule 16 are satisfied so that the Company shall be exempt from all liabilities, obligations and duties imposed upon it as an "affiliate" or "subsidiary company" of a "holding Company."

       4.5.4 Each Member covenants that it will take all actions necessary to assure that the Company will not be subject to regulation, for any purpose, under PUHCA, or lose the benefits of the exemption under Rule 16, as a result of such Member's ownership of its respective Membership Interest.

    4.6 Governmental Applications. Each Member agrees to support the Company and Cardinal Pipeline Company, LLC in securing the Necessary Regulatory Approvals, including, without limitation, preparing, filing and prosecuting the NCUC Application.

    4.7   Information.

       4.7.1 In addition to the other rights specifically set forth in this Agreement, each Member is entitled to all information to which that Member is entitled to have access pursuant toss.57C-3-04 of the Act under the circumstances and subject to the conditions therein stated. The Members agree, however, that the Representatives from time to time may determine, due to contractual obligations, business concerns, or other considerations, that certain information regarding the business, affairs, properties, and financial condition of the Company should be kept confidential.

       4.7.2 Each Member acknowledges that, from time to time, it may receive information for or regarding the Company in the nature of trade secrets or that otherwise is confidential, the release of which may be damaging to the Company or Persons with whom it does business. Each Member shall hold in strict confidence any information it receives regarding the Company that is identified as being confidential (and if that information is provided in writing, that is so marked) and may not disclose it to any Person other than another Member, except for disclosures (i) compelled by law (but the Member must notify the other Members promptly of any request for that information, before disclosing it, if practicable), (ii) to advisers or representatives of the Member or Persons to which that Member's Membership Interest may be Disposed as permitted by this Agreement, but only if the recipients have agreed to be bound by the provisions of this Section 4.7.2, or (iii) of information that Member also has received from a source independent of the Company that the Member reasonably believes obtained that information without breach of any obligation of confidentiality. Each Member acknowledges that breach of the provisions of this Section 4.7.2 may cause irreparable injury to the Company for which monetary damages are inadequate, difficult to compute, or both. Accordingly, each Member agrees that provisions of this Section 4.7.2 may be enforced by specific performance.

    4.8   Liability to Third Parties.  No Member or
          Representative shall be liable for the debts, obligations or liabilities of the Company by reason of being a Member or Representative or both, and does not become so liable by participating, in whatever capacity, in the management or control of the business of the Company.

    4.9 Withdrawal. A Member does not have the right or power to unilaterally withdraw from the Company.

    4.10 Lack of Authority. Except as otherwise specifically provided herein, no Member or Representative has the authority or power to act for or on behalf of the Company, to do any act that would be binding on the Company, or to incur any expenditures on behalf of the Company.

5   Capital Contributions.

    5.1   Pre-Formation Date Expenditures.

       5.1.1     Set forth on Appendix C are the amounts of Pre-
                 Formation Date Expenditures that have been incurred by each Member.

       5.1.2 If any Member, or Affiliate thereof, has made Pre-Formation Date Expenditures during the period immediately preceding the Formation Date that are not set forth in Appendix C, such Member shall have the right to request approval thereof by Supermajority Vote as soon as practicable after the Formation Date (but not later than 90 days after the Formation Date).

       5.1.3 After all Pre-Formation Date Expenditures to be considered under Section 5.1.2 have been approved or disapproved by the Members, to the extent such approval is required and prior to the Effective Time, the applicable Members shall, upon request of the Representatives pursuant to Section 5.3, make cash Capital Contributions or advances to the Company in the following manner: TransCardinal - 54%; PSNC Cardinal - 40%; and NCNG Energy - 6%. Piedmont Intrastate shall not be required to make cash Capital Contributions or advances to the Company prior to the Effective Time. After the Effective Time, each Member shall, upon the request of the Representatives pursuant to Section

                 5.3, make cash Capital Contributions or advances to the Company on a pro rata basis in proportion to the Sharing Ratios as set forth in Appendix A or as revised in accordance with Section 5.5.

       5.1.4 The assets, if any, acquired by means of the Pre-Formation Date Expenditures of the Members shall be and are hereby contributed to the Company. All applicable Members agree to execute and deliver any and all assignments and conveyances as may be necessary or appropriate to evidence such contribution.

    5.2 Capital Contributions Relating to the Existing Cardinal Pipeline. Pursuant to the Merger Agreement, Cardinal Pipeline Company, LLC shall be merged into and with the Company. Upon the Effective Time of the merger, PSNC Cardinal shall be deemed to have made a capital contribution to the Company equal to the net book value of Public Service Company of North Carolina, Inc.'s membership interest in Cardinal Pipeline Company, LLC at the Effective Time and Piedmont Intrastate shall be deemed to have made a capital contribution to the Company equal to the net book value of its membership interest in Cardinal Pipeline Company LLC at the Effective Time. The Membership Interests of the Members shall be adjusted at the Effective Time in accordance with Section 5.5 and PSNC Cardinal will receive a cash reimbursement in order to maintain the Sharing Ratio set forth in Appendix A hereto.

    5.3   Requests for Capital Contributions.

       5.3.1 Except as otherwise provided in Sections 5.1 or 5.2, the Members shall issue or cause to be issued a written request to each applicable Member for the making of Capital Contributions at such times and in such amounts as the Members shall approve. All amounts received by the Company pursuant to this Section 5.3, whether received prior to, on or after the date specified in Section 5.3.2(d), shall be credited to the respective Member's Capital Account as of such specified date (and the Pre-Formation Date Expenditures approved pursuant to Section 5.1.2 shall be so credited as of the date specified in Section 5.3.2(d)). All amounts received from a Member after the date specified in
                 Section 5.3.2(d) by the Company pursuant to this
                 Section 5.3 shall be accompanied by interest on such overdue amounts (and the default shall not be cured unless such interest is also received by the

                 Company), which interest shall be payable to the Company and shall accrue from and after such specified date at the Default Interest Rate except as provided in Section 5.2. Any such interest paid with respect to a Capital Contribution shall be credited to the respective Capital Accounts of all the Members, on a pro rata basis in proportion to their respective Sharing Ratios as of the date such payment is made to the Company after giving effect to the payment of the Capital Contribution with respect to which such interest accrued.

       5.3.2     Each written request issued pursuant to Section
                 5.3.1 shall include the following information:

          (a) The total amount of Capital Contributions requested from all applicable Members;

          (b) The amount of Capital Contribution requested from the Member to whom the request is addressed, such amount to be in accordance with the Sharing Ratio of such Member (except as provided in Section 5.1 or 5.2);

          (c) The purpose for which the funds are to be applied in such reasonable detail as the Representatives shall direct;

          (d) The date on which payments of the Capital Contribution shall be made (which date shall not be less than 30 days following the date the request is given, unless a sooner date is approved by the Members) and the method of payment, provided that such date and method shall be the same for each of the members; and

          (e)    Evidence   that  the  Members  have  approved  the  request  in
                 accordance with Section 5.3.1.

       5.3.3 Each Member agrees that it shall make payments of its respective Capital Contributions in accordance with requests issued pursuant to Section 5.3.1 and
                 Section 5.3.2; provided, however, that a Member may elect not to make Capital Contributions or Loans under Section 5.4 with respect to a Modification if it (i) does not vote for the Modification and (ii) provides written notice to all other Members within ten (10) days of any vote under Sections 4.3.1 or 4.3.2 to proceed with a Modification, as the case may be, that it does not wish to make Capital Contributions or Loans with respect to such Modification. In the event the

                 Company proceeds with a Modification after one or more Members elect not to make Capital Contributions or Loans with respect thereto, the Sharing Ratios and Capital Accounts of all Members shall be adjusted to reflect the respective Capital Contributions or Loans of all Members.
    5.4   Loans.

       5.4.1 At any time after the Capital Contributions referred to in Section 5.1.3 have been made that the Members determine that the Company needs funds, rather than calling for Capital Contributions, the Members may issue or cause to be issued a written request to each applicable Member for the making of loans or advances to the Company at such times and in such amounts as the Members shall approve, by a Supermajority Vote, provided that the Members shall not call for loans or advances rather than Capital Contributions if doing so would breach any Financing Commitment or other agreement of the Company. All amounts received from a Member after the date specified in
                 Section 5.4.2(d) by the Company pursuant to this
                 Section 5.4 shall be accompanied by interest on such overdue amounts (and the default shall not be cured unless such interest is also received by the Company), which interest shall be payable to the Company and shall accrue from and after such specified date at a rate equal to the Default Interest Rate except as provided in Section 5.2. Any such interest paid shall be credited to the respective Capital Accounts of all the Members, on a pro rata basis in proportion to their respective Sharing Ratios as of the date such payment is made to the Company, but shall not be considered part of the principal of the loan.

       5.4.2     Each written request issued pursuant to Section
                 5.4.1 shall include the following information:

          (a) The total amount of loans or advances requested from all Members;

          (b) The amount of the loans or advances requested from the Member to whom the request is addressed, such amount to be in accordance with the Sharing Ratio of such Member (except as provided in Sections 5.1 or 5.2);

          (c) The purpose for which the funds are to be applied in such reasonable detail as the Members shall direct;

          (d) The date on which the loans or advances to the Company shall be made (which date shall not be less than 30 days following the date the request is given, unless a sooner date is approved by the Members) and the method of payment, provided that such date and method shall be the same for each of the Members; and

          (e) All terms relating to such loans, including the terms of repayment, provided that such terms shall be the same for each of the Members; and

          (f)    Evidence   that  the  Members  have  approved  the  request  in
                 accordance with Section 5.4.1.

       5.4.3 Each Member agrees that it shall make its respective loans or advances in accordance with requests issued pursuant to Section
                 5.4.1 and 5.4.2.

    5.5 Equalization of Capital Accounts and Membership Interests. It is not anticipated that the provisions of this Agreement would ever permit the Capital Accounts of the Members not to be in the same ratio as their Sharing Ratios. If such event should ever occur, the Members shall require (and the applicable Members shall make) Capital Contributions so as to cause the Members' Capital Accounts to be in the same ratio as their Sharing Ratios.

    5.6 Voluntary Contributions. No Member shall be required or permitted to make any Capital Contributions or loans to the Company except pursuant to this Section
          5.

    5.7 Return of Contributions. A Member is not entitled to the return of any part of its Capital Contributions or to be paid interest in respect of either its Capital Account or its Capital Contributions. An unrepaid Capital Contribution is not a liability of the Company or of any Member. A Member is not required to contribute or to lend any cash or property to the Company to enable the Company to return any Member's Capital Contributions.

    5.8 Capital Accounts. A capital account shall be established and maintained for each Member. Each Member's capital account (a) shall be increased by (i) the amount of money contributed by that Member to the Company, (ii) the fair market value of property contributed by that Member to the Company (net of liabilities secured by the contributed property that the Company is considered to assume or take subject to under section 752 of the Code), and (iii) allocations to that Member of Company income and gain (or items thereof), including income and gain exempt from tax and income and gain described in Treas. Reg.ss.1.704-1(b)(2)(iv)(g), but excluding income and gain described in Treas. Reg.ss.1.704-1(b)(4)(i), and (b) shall be decreased by (i) the amount of money distributed to that Member by the Company, (ii) the fair market value of property distributed to that Member by the Company (net of liabilities secured by the distributed property that the Member is considered to assume or take subject to under section 752 of the
          Code), (iii) allocations to that Member of expenditures of the Company described in section 705(a)(2)(B) of the Code, and (iv) allocations of Company loss and deduction (or items thereof), including loss and deduction described in Treas. Reg. ss. 1.704-1(b)(2)(iv)(g), but excluding items described in clause (b)(iii) above and loss or deduction described in Treas. Reg.ss.1.704-1(b)(4)(i) or Treas. Reg.ss.1.704-1(b)(4)(iii). The Members' capital accounts also shall be maintained and adjusted as permitted by the provisions of Treas. Reg.ss.1.704-1(b)(2)(iv)(f), and as required by the other provisions ofss.1.704-1(b)(2)(iv) andss.1.704-1(b)(4), including adjustments to reflect the allocations to the Members of depreciation, depletion, amortization, and gain or loss as computed for book purposes rather than the allocation of the corresponding items as computed for tax purposes, as required by Treas. Reg. ss. 1.704-1(b)(2)(iv)(g). A Member that has more than one Membership Interest shall have a single capital account that reflects all its Membership Interests, regardless of the class of Membership Interests owned by that Member and regardless of the time or manner in which those Membership Interests were acquired. On the transfer of all or part of a Membership Interest, the capital account of the transferor that is attributable to the transferred Membership Interest or part thereof shall carry over to the transferee Member in accordance with the provisions of Treas. Reg.ss. 1.704-1(b)(2)(iv)(l).

6   ALLOCATIONS AND DISTRIBUTIONS

    6.1   Allocations.

       6.1.1 Except as may be required by section 704(c) of the Code and Treas. ss. 1.704-1(b)(2)(iv)(f)(4), all items of income, gain, loss, deduction, and credit of the Company shall be allocated among the Members in accordance with their Sharing Ratios.

       6.1.2 All items of income, gain, loss, deduction, and credit allocable to any Membership Interest that may have been transferred shall be allocated between the transferor and the transferee based on the portion of the calendar year during which each was recognized as owning that Membership Interest, without regard to the results of Company operations during any particular portion of that calendar year and without regard to whether cash distributions were made to the transferor or the transferee during that calendar year; provided, however, that this allocation must be made in accordance with a method permissible under section 706 of the Code and the regulations thereunder.

    6.2   Distributions.

       6.2.1 From time to time (but at least once each calendar quarter) the Representatives shall determine in their reasonable judgment to what extent (if any) the Company's cash on hand exceeds its current and anticipated needs, including, without limitation, for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. If such an excess exists, the Members shall cause the Company to distribute to the Members, in accordance with their Sharing Ratios, an amount in cash equal to that excess.

       6.2.2 From time to time the Members also may cause property of the Company other than cash to be distributed to the Members, which distribution must be made in accordance with their Sharing Ratios and may be made subject to existing liabilities and obligations. Immediately prior to such a distribution, the capital accounts of the Members shall be adjusted as provided in Treas. Reg. ss. 1.704(b)(2)(iv)(f).

7   MANAGEMENT

    7.1   Management by Members through Representatives.

       7.1.1 Subject to the provisions of Section 7.1.2, (i) the voting of the Members pursuant to this Agreement shall be by their respective Representatives, (ii) the powers of the Company shall be exercised by or under the authority of, and the business and affairs of the Company shall be managed under the direction of, the Members through their respective Representatives, and
                 (iii) the Members through their respective
                 Representatives may make all decisions and take all actions for the Company not otherwise provided for in this Agreement, including, without limitation, the following:

          (i) entering into, making and performing contracts, agreements, and other undertakings binding the Company that may be necessary, appropriate, or advisable in furtherance of the purposes of the Company and making all decisions and waivers thereunder;

          (ii) opening and maintaining bank and investment accounts and arrangements, drawing checks and other orders for the payment of money, and designating individuals with authority to sign or give instructions with respect to those accounts and arrangements;

          (iii) maintaining the assets of the Company in good order;

          (iv)      collecting sums due the Company;

          (v) to the extent that funds of the Company are available therefor, paying debts and obligations of the Company;

          (vi) acquiring, utilizing for Company purposes, and Disposing of any asset of the Company;

          (vii) borrowing money or otherwise committing the credit of the Company for Company activities and voluntary prepayments or extensions of debt;

          (viii) selecting, removing and changing the authority and responsibility of lawyers, accountants, and other advisers and consultants;

          (ix)      obtaining insurance for the Company;

          (x) determining distributions of Company cash and other property as provided in Section 6.2;

          (xi)      establishing a seal for the Company;

          (xii) establishing an annual budget for capital expenditures and operations; and

          (xiii) appointing the Operator as agent of the Company to accomplish one or more of the foregoing.

       7.1.2. Prior to the Effective Time on each matter decided by the Members, Piedmont Intrastate's representative shall have a vote equal to 17% of the total votes of all Members and each other Representative shall have a vote equal to Sharing Ratio multiplied by 0.83. After the Effective Time on all matters decided by the Members, each Representative shall have a vote equal to the Sharing Ratio of the Member he or she represents. Except as otherwise provided in this Agreement, the vote of the Members necessary for a matter to be approved shall be a majority of the total Sharing Ratios of the Members. If the requisite majority of Sharing Ratios is not voted in favor of a matter being voted on, then the matter shall be deemed to be denied; furthermore, unless otherwise provided herein, if the matter being voted on provides for more than two alternatives and no alternative receives the requisite majority approval then no alternative shall be selected.

       7.1.3 Before any vote of the Members is taken through their respective Representatives pursuant to
                 Section 4.1, 4.2 or 4.3 (unless the vote is taken by written consent pursuant to Section 7.7), all Representatives shall fully discuss the matter at the meeting called for such purpose and shall disclose to each other their intentions with respect to such vote, so that when the actual vote is taken each Member may vote in an informed manner, with full knowledge of how the other Members will vote on such matter.

       7.1.4 Notwithstanding the provisions of Section 7.1.2, the Members through their respective Representatives may not cause the Company to do any of the following without obtaining the vote required in this Section 7.1.4.

          7.1.4.1       Action requiring a unanimous vote:

              (a) Causing the NCUC Application to provide for (i) a geographic location, scope or size of the Facilities different than that set forth in Appendix B, (ii) other than a straight-fixed variable rate design, (iii) an estimated capital cost of the Facilities in excess of $75 million, (iv) a post-Effective Time capital structure other than 50% equity and 50% debt,
                    (v) an initial rate on the Facilities to be other than a cost-based rate based on a 14.5% return on equity and a 40-year depreciation period, or (vi) a design of the Facilities that would provide a minimum pressure of less than 550 psig at the existing Burlington, North Carolina delivery points or a minimum pressure of less than 500 psig at the interconnection of the Facilities and the facilities of North Carolina Natural Gas Corporation near the Wake County, North Carolina/Johnston County, North Carolina border.

              (b) Agreeing to proceed with the development of a Modification pursuant to Section 4.2.2.

              (c)   Approving a sale or abandonment of the
                    Facilities.

              (d) Amending, modifying, changing or otherwise altering any provision of this Agreement requiring a unanimous vote to require a lesser vote.

              (e)   Electing to dissolve the Company.

              (f) Voting to commit the Company to accept an order under Sections 4.1.3.

              (g) Delegating any authority to any committee, Representative or agent of the Company to take any action that requires the unanimous vote of the Representatives under this Section 7.1.4.1.

              (h) Causing any Financing Commitment to be issued on other than a non-recourse basis.

          7.1.4.2       Action requiring a Supermajority Vote:

              (a) Approving a Disposition of an interest in the Company pursuant to Section 3.2.1.

              (b)   Approving any matter pursuant to Section 3.3.

              (c) Approving any matter pursuant to Sections 4.1.4, 4.1.5, 4.1.6 and 4.1.7.

              (d)   Approving any matter pursuant to Sections 4.3.1,
                    4.3.2 and 4.3.3.

              (e)   Approving any matter pursuant to Section 5.1.2.

              (f) Requesting that loans (rather than Capital Contributions) be made to the Company pursuant to Section 5.4.1.

              (g) Voting at a meeting of the Representatives on a matter not on the agenda for the meeting referred to in Section 7.6.1 or shortening the ten (10) day period provided in Section 7.6.1.

              (h) Amending, modifying, changing or otherwise altering the CO&M Agreement pursuant to Section 9.1.

              (i) Electing not to dissolve the Company upon the death, retirement, resignation, expulsion, bankruptcy or dissolution of a Member, or the occurrence of any other event that terminates the continued membership of a Member in the Company under the provisions of Section 15.1.

              (j) Delegating any authority to any committee, Representative or agent of the Company to take any action that requires a Supermajority Vote under this Section 7.1.4.2

              (k) Amending, modifying, changing or otherwise altering any provision of this Agreement requiring a Supermajority Vote to require a lesser vote.

       7.1.5 Notwithstanding the provisions of Sections 7.1.2 and 7.1.4, the Members agree to cause the Company to propose a cost allocation and/or rate design for existing firm transportation services (70,000 Mcf/d for Public Service Company of North Carolina, Inc. and 60,000 Mcf/d for Piedmont Natural Gas Company, Inc.) on the Existing

                 Cardinal Pipeline for deliveries at or upstream of Burlington, North Carolina, in the NCUC Application and in subsequent rate cases, in such a manner to reasonably approximate rates that would have resulted if the Existing Cardinal Pipeline had remained in the utility rate bases of Public Service Company of North Carolina, Inc. and Piedmont Natural Gas Company, Inc.. The Members agree to support and cause their affiliates to support such cost allocation and/or rate design.

    7.2   Actions by Members; Representatives; Committees;
          Delegation of Authority and Duties.

       7.2.1 In managing the business and affairs of the Company and exercising its powers, the Members shall act (i) collectively by their respective Representatives through meetings and written consents pursuant to Section 7.6 and 7.7, (ii) through committees pursuant to Section 7.2.2; and
                 (iii) through Representatives to whom authority and duties have been delegated pursuant to Section 7.2.3.

       7.2.2 The Members may, from time to time, designate one or more committees, including chair of each such committee. The chair shall report to the Representatives. Any such committee, to the extent provided in such resolution or in the Articles of Organization or in this Agreement, shall have and may exercise all of the authority of the Representatives, subject to the limitations set forth in Section 7.1.4.1(g), Section 7..4.2(j) and in the Act. The Representatives may dissolve any committee at any time, unless otherwise provided in the Articles of Organization or this Agreement.

       7.2.3 Subject to Sections 7.1.4.1(g) and 7.1.4.2(j), the Members may, from time to time, delegate to one or more Representatives such authority and duties as the Representatives may deem advisable. Any delegation pursuant to this Section 7.2.3 may be revoked at any time by the Representatives.

    7.3   Number and Term of Office. Each Member shall be
          authorized to designate from time to time, in writing,
          one person as the Member's Representative. Each
          Representative shall hold office for the term for
          which he is appointed and thereafter until his
          successor shall have been appointed or until his
          earlier death, resignation or removal.  Each Member
          may   designate   from  time  to  time,   in  writing,   an  alternate
          Representative who shall have the authority set forth in such writing to act in the absence of the Member's Representative. Representatives need not be residents of the State of North Carolina.

    7.4 Vacancies; Removal; Resignation. Any person serving as a Representative of a Member may resign at any time. Such resignation shall be made in writing and shall take effect at the time specified therein, or if no time be specified, at the time of its receipt by the remaining Representative. The acceptance of a resignation shall not be necessary to make it effective, unless expressly so provided in the resignation. Upon the resignation of a representative, the Member appointing that representative shall have the right to designate another person as a Representative.

    7.5 Chairman and Secretary. The Members shall elect a Chairman to serve at the pleasure of the Representatives, provided that the Chairman must also be a Representative. The Chairman or his/her designee shall preside at all meetings of Members and shall have such other duties as may be delegated by the Members. The Members also shall designate a Secretary to serve at the pleasure of the Representatives. The Secretary shall record the minutes of the meetings of Members and shall have such other duties as may be delegated by the Members. The Members may designate a Vice Chairman and/or Assistant Secretary.

    7.6   Meetings.

       7.6.1 The Chairman or his/her designee shall preside at all meetings of the Members, which meetings shall be held quarterly subject to more or less frequent meetings upon approval of the Members. A notice of and an agenda for all meetings shall be provided by the Secretary to all Representatives at least 10 days prior to the date of such meetings. The Secretary shall consult with each of the Representatives prior to preparing each such agenda and shall place on such agenda any matters requested by a Representative to be included on such agenda for the respective meeting. Special meetings of the Members may be called at such times and places, and in such manner, as any Member deems necessary. Any Member calling for any such special meeting shall notify the Chairman and the Secretary; the Secretary in turn shall notify all Representatives of the date and agenda for such meeting at least 10 days prior to the date of such meeting. Such 10 day period may be shortened by a Supermajority Vote. Written minutes of all meetings shall be maintained, and the minutes for each meeting shall be approved at the next meeting of the Members.

       7.6.2 Each Representative or his/her alternate shall attend each meeting of the Members unless he/she is unable to do so because of an event beyond his reasonable control, and (notwithstanding any other provision in this Agreement) in such an extraordinary circumstance such Representative shall immediately so advise the Secretary by telephone, who in turn shall similarly notify all other Representatives and shall reschedule such meeting as soon as practicable.

       7.6.3 A Representative who is present at a meeting of the Members at which action on any Company matter is taken shall be presumed to have assented to the action unless his/her dissent shall be entered in the minutes of the meeting or unless he shall file his/her written dissent to such action with the Person acting as secretary of the meeting before the adjournment thereof or shall deliver such dissent to the Company immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Representative who voted in favor of such action.

    7.7   Action by Written Consent or Telephone Conference.
          Any action permitted or required by the Act, the Articles of Organization or this Agreement to be taken at a meeting of the Members or any committee designated by the Members may be taken without a meeting if a consent in writing, setting forth the action to be taken, is signed by all the Representatives or Members of such committee, as the case may be. Such consent shall have the same force and effect as a unanimous consent at a meeting and may be stated as such in any document or instrument filed with the Secretary of State of North Carolina, and the execution of such consent shall constitute attendance or presence in person at a meeting of the Members or any such committee, as the case may be. Subject to the requirements of the Act, the Articles of Organization or this Agreement for notice of meetings, unless otherwise restricted by the Articles of Organization, Representatives, or Members of any committee designated by the Members, may participate in and hold a meeting of the Members or any such committee, as the case may be, by means of a conference telephone or similar communications equipment by means of which all Persons participating in the meeting can hear each other, and participation in such meeting shall constitute attendance and presence at such meeting, except where a Person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

    7.8 Conflicts of Interest. Except as otherwise provided in this Agreement, each Member or Representative at any time and from time to time may engage in and possess interests in other business ventures of any and every type and description, independently or with others, including business ventures in competition with the Company, with no obligation to offer to the Company or any other Member or Representative the right to participate therein. The Company may transact business with any Representative or Member or affiliate thereof, provided the terms of those transactions are no less favorable than those the Company could obtain from unrelated third parties.

8   ACTION OF MEMBERS.

    8.1 Action of Members. Unless otherwise required by this Agreement or by nonwaiverable provisions of applicable law, all actions required or permitted to be taken by a Member is delegated by such Member to the Representative designated to act for such Member. In the event action required to be taken by a Member cannot be delegated to the Representative representing such Member, such action may be taken in any manner permitted by the Act.

9   OPERATION OF THE FACILITIES.

    9.1 Operator. The Company entered into a CO&M Agreement with the Operator on the Formation Date. The Members may, at any time, upon a Supermajority Vote, agree to an amendment to the CO&M Agreement provided that the Operator concurs therewith. In the event that such CO&M Agreement is terminated pursuant to the terms thereof or the Operator ceases to serve as Operator in accordance with the terms of the CO&M Agreement, the Representatives may select a new Operator. Any successor Operator selected pursuant to this Agreement shall execute and be bound by an agreement substantially in the form of the CO&M Agreement existing immediately prior to such execution.

10     INDEMNIFICATION

    10.1 Right to Indemnification. Subject to the limitations and conditions as provided in Section 10 of this Agreement, each Person who was or is made a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (hereinafter a "Proceeding"), or any appeal in such a Proceeding or any inquiry or investigation that could lead to such a Proceeding, by reason of the fact that he or she, or a Person of whom he or she is the legal representative, is or was a Representative of the Company or while a Representative of the Company is or was serving at the request of the Company as a Representative, director, officer, partner, venturer, proprietor, trustee, employee, agent, or similar functionary of another foreign or domestic limited liability company, corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise shall be indemnified by the Company to the fullest extent permitted by the Act, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment) against judgments, penalties (including excise and similar taxes and punitive damages), fines, settlements and reasonable expenses (including, without limitation, attorneys' fees) actually incurred by such Person in connection with such Proceeding, and indemnification under Section 10 of this Agreement shall continue as to a Person who has ceased to serve in the capacity which initially entitled such Person to indemnity hereunder. The rights granted pursuant to Section 10 of this Agreement shall be deemed contract rights, and no amendment, modification or repeal of Section 10 of this Agreement shall have the effect of limiting or denying any such rights with respect to actions taken or Proceedings arising prior to any such amendment, modification or repeal. It is expressly acknowledged that the indemnification provided in Section 10 of this Agreement could involve indemnification for negligence or under theories of strict liability.

    10.2 Advance Payment. The right to indemnification conferred in Section 10 of this Agreement shall include the right to be paid or reimbursed by the Company the reasonable expenses incurred by a Person of the type entitled to be indemnified under Section

              10.1 who was, is or is threatened to be made a named defendant or respondent in a Proceeding in advance of the final disposition of the Proceeding and without any determination as to the Person's ultimate entitlement to indemnification; provided, however, that the payment of such expenses incurred by any such Person in advance of the final disposition of a Proceeding, shall be made only upon delivery to the Company of a written affirmation by such Representative of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification under
              Section 10 of this Agreement and a written undertaking, by or on behalf of such Person, to repay all amounts so advanced if it shall ultimately be determined that such indemnified Person is not entitled to be indemnified under Section 10 of this Agreement or otherwise.

    10.3 Indemnification of Agents. The Company, by adoption of a resolution of the Representatives, may indemnify and advance expenses to an agent of the Company to the same extent and subject to the same conditions under which it may indemnify and advance expenses to Representatives under Section 10 of this Agreement; and, the Company may indemnify and advance expenses to Persons who are not or were not Representatives or agents of the Company but who are or were serving at the request of the Company as a representative, director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic limited liability company, corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise against any liability asserted against him or her and incurred by him or her in such a capacity or arising out of his status as such a Person to the same extent that it may indemnify and advance expenses to Representatives under Section 10 of this Agreement.

    10.4 Appearance as a Witness. Notwithstanding any other provisions of Section 10 of this Agreement, upon approval by the Members the Company shall pay or reimburse expenses incurred by a Member in connection with that Member or Member's Representative or other employee's appearance as a witness or other participation in a Proceeding at a time when that Member or Member's Representative is not a named defendant or respondent in the Proceeding.

    10.5      Nonexclusivity of Rights.  The right to
              indemnification and the advancement and payment of expenses conferred in Section 10 of this Agreement shall not be exclusive of any other right which a Representative or other Person indemnified pursuant to Section 10.3 may have or hereafter acquired under any law (common or statutory), provision of the Articles of Organization or this Agreement, agreements, vote of Members or otherwise.

    10.6 Insurance. The Company may purchase and maintain insurance, at its expense, to protect itself and any Person who is or was serving as a Representative or agent of the Company or is or was serving at the request of the Company as a Representative, director, officer, partner, venturer, proprietor, trustee, employee, agent or similar functionary of another foreign or domestic limited liability company, corporation, partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise against any expense, liability or loss, whether or not the Company would have the power to indemnify such Person against such expense, liability or loss under Section 10 of this Agreement.

    10.7 Member Notification. To the extent required by law, any indemnification of or advance of expenses to a Representative in accordance with Section 10 of this Agreement shall be reported in writing to the Members with or before the notice or waiver of notice of the next Members' meeting or with or before the next submission to Members of a consent to action without a meeting and, in any case, within the 12-month period immediately following the date of the indemnification or advance.

    10.8 Savings Clause. If Section 10 of this Agreement or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Company shall nevertheless indemnify and hold harmless each Representative or any other Person indemnified pursuant to Section 10 of this Agreement as to costs, charges and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceedings, whether civil, criminal, administrative or investigative to the full extent permitted by any applicable portion of
              Section 10 of this Agreement that shall not have been invalidated and to the fullest extent permitted by applicable law.

11     TAXES.

    11.1 Tax Returns. The Members shall cause to be prepared and filed all necessary federal and state income tax returns for the Company, including making the elections described in Section 11.2. Each Member shall furnish to the Person preparing such returns all pertinent information in its possession relating to Company operations that is necessary to enable such returns to be prepared and filed.

    11.2 Tax Elections. The Company shall make the following elections on the appropriate tax returns:

       (a) to adopt the calendar year as the Company's fiscal year;

       (b) to adopt the accrual method of accounting and to keep the Company's books and records on the income-tax method;

       (c) if a distribution of Company property as described in section 734 of the Code occurs or if a transfer of a Membership Interest as described in section 743 of the Code occurs, on written request of any Member, to elect, pursuant to section 754 of the Code, to adjust the basis of Company properties;

       (d) to elect to amortize the organizational expenses of the Company and the start-up expenditures of the Company under Section 195 of the Code ratably over a period of 60 months as permitted by section 709(b) of the Code; and

       (e) any other election the Members may deem appropriate and in their best interests.

       Neither the Company nor any Representative or Member may make an election for the Company to be excluded from the application of the provisions of subchapter K of chapter 1 of subtitle A of the Code or any similar provisions of applicable state law, and no provision of this Agreement (including, without limitation, Section 2.8) shall be construed to sanction or approve such an election.

    11.3      "Tax Matters Partner." The Members shall designate a
              Member as "tax matters partner" of the Company pursuant to section 6231(a)(7) of the Code. TransCardinal shall be the "tax matters partner" unless and until the Members designate a different "tax matters partner."
              Any Member who is designated "tax matters partner" shall take such action as may be necessary to cause each other Member to become a "notice partner" within the meaning of section 6223 of the Code. Any Member who is designated "tax matters partner" shall inform each other Member of all significant matters that may come to its attention in its capacity as "tax matters partner" by giving notice thereof on or before the fifth Business Day after becoming aware thereof and, within that time, shall forward to each other Member copies of all significant written communications it may receive in that capacity. Before taking any of the following actions as the "tax matters partner," the Member then constituting the "tax matter partner" shall obtain the unanimous consent of the Members to such actions:

          (1) Entry into a settlement agreement that under Code Section 6224(c)(3) would bind any Member that is not a party to it;

          (2)    Filing a petition under Code Section 6226(a);

          (3) Intervening pursuant to Code Section 6226(b)(5) in any action brought pursuant to Code Section
                 6226(b);

          (4) Filing a request for an administrative adjustment pursuant to Code Section 6227(b);

          (5)    Filing a petition pursuant to Code Section
                 6228(a); or

          (6) Agreeing to the extension of a period of assessment, pursuant to Code Section
                 6229(b)(1)(B).

12     BOOKS, RECORDS, REPORTS, AND BANK ACCOUNTS

    12.1 Maintenance of Books. The Company shall keep books and records of accounts and shall keep minutes of the proceedings of its Members and each committee. The books of account for the Company shall be maintained on an accrual basis in accordance with the terms of this Agreement, except that the capital accounts of the Members shall be maintained in accordance with
              Section 5.8.  The calendar year shall be the
              accounting year of the Company.

    12.2      Reports.

       12.2.1       Annual Reports.  On or before the 120th day
                    following the end of the fiscal year during the
                    term of the Company, the Members shall cause each
                    Member to be furnished with a balance sheet, an
                    income statement, and  a statement of changes in
                    Members' capital of the Company for, or as of the
                    end of, that year certified by the Certified
                    Public Accountants.  These financial statements
                    must be prepared in accordance with accounting principles generally employed for accrual-basis records consistently applied (except as therein noted) and must be accompanied by a report of the Certified Public Accountants certifying the statements and stating that (a) their examination was made in accordance with generally accepted auditing standards and, in their opinion, the financial statements present fairly the financial position, financial results of operations, and changes in Members' capital in accordance with accounting principles generally employed for accrual-basis records consistently applied (except as therein noted) and (b) in making the examination and reporting on the financial statements described above, nothing came to their attention that caused them to believe that (i) the income and revenues were not paid or credited in accordance with the financial and accounting provisions of this Agreement, (ii) the costs and expenses were not charged in accordance with the financial and accounting provisions of this Agreement, or (iii) the Members or any Member failed to comply in any material respect with the financial and accounting provisions of this Agreement, or if they do conclude that a Member so failed, specifying the nature and period of existence of the failure.

       12.2.2 Interim Reports. Within 45 days after the end of each fiscal quarter, the Members shall cause to be prepared and delivered to each Member, with an appropriate certificate of the Person authorized to prepare the same (provided that the Members may make any change to the financial statements required by this Section 12.2.2 as they may deem appropriate):

          (a) A profit and loss statement and a statement of cash flows for such fiscal quarter (including sufficient information to permit the Members to calculate their tax accruals) and for the portion of the fiscal year then ended;

          (b) A balance sheet and a statement of each Member's Capital Account as of the end of such fiscal quarter and the portion of the fiscal year then ended; and

          (c) A statement comparing the actual financial status and results of the Company as of the end of or for such fiscal quarter and the portion of the fiscal year then ended with the budget and results as of the end of or for such respective periods.

       12.2.3 Governmental Reports. The Operator shall prepare and file, or cause to be prepared and filed, all reports prescribed or required by the NCUC or any other Governmental Authority having jurisdiction over the Company.

       12.2.4 Other Reports. The Members also may cause to be prepared or delivered such other reports as they may deem appropriate.

       12.2.5 Cost of Preparing and Distributing Reports. The Company shall bear the costs of preparing and distributing any reports required or permitted in
                    Section 12.2.1, 12.2.2, 12.2.3 and 12.2.4.

    12.3 Accounts. The Members shall cause to be established and maintained one or more separate bank and investment accounts and arrangements for Company funds in the Company's name with financial institutions and firms that the Members determine. The Company's funds may not be commingled with the funds of any Member.

13     INSPECTION

    13.1 Inspection of Facilities and Records. Subject to the provisions of Section 4.7.2, each Member shall have the right at all reasonable times during usual business hours upon providing reasonable notice to the Operator to inspect the Facilities and other properties of the Company and to audit, examine and make copies of the books of account and other records of the Company. Such right may be exercised through any agent or employee of such Member designated in writing by it or by an independent public accountant, petroleum engineer, attorney or other consultant so designated. The Member making the request shall bear all reasonable costs and expenses incurred by such Member, the Company or the Operator in connection with any inspection, examination or audit made on such Member's behalf.

14     BANKRUPTCY OF A MEMBER

    14.1      Bankruptcy Members.  If any Member becomes a Bankrupt
              Member, the Company shall have the option, exercisable
              by notice from the other Members to the Bankrupt
              Member (or its representative) at any time prior to
              the 180th day after receipt of notice of the
              occurrence of the event causing it to become a
              Bankrupt Member, to buy, and on the exercise of this
              option the Bankrupt Member or its representative shall
              sell, its Membership Interest.  The purchase price
              shall be an amount equal to the balance in that
              Member's Capital Account.  The purchaser shall pay the
              amount due the Bankrupt Member as so determined in
              four equal cash installments, the first due on closing and the remainder (together with accumulated interest on the amount unpaid at the General Interest Rate) due on each of the first three anniversaries thereof. The payment to be made to the Bankruptcy Member or its representative pursuant to this Section 14.1 is in complete liquidation and satisfaction of all the rights and interest of the Bankrupt Member and its representative (and of all Persons claiming by, through, or under the Bankrupt Member and its representative) in and in respect of the Company, including, without limitation, any Membership Interest, any rights in specific Company property, and any rights against the Company and (insofar as the affairs of the Company are concerned) against the Members, and constitutes a compromise to which all Members have agreed.

15     DISSOLUTION, LIQUIDATION, AND TERMINATION

    15.1 Dissolution. The Company shall dissolve and its affairs shall be wound up on the first to occur of the following:

              (a)   the time specified in the Articles of
                    Organization;

              (b)   the unanimous written consent of the Members;

              (c) any Member shall become a Bankrupt Member (with or without the consent of Required Interest) or dissolve, or there shall occur any other event that terminates the continued membership in the Company of any Member; and

              (d) entry of a decree of judicial dissolution of the Company under section 57C-6-02 of the Act or the filing by the Secretary of State of North Carolina of a certificate of dissolution under section 57C-6-03 of the Act.

              The death, retirement, resignation, expulsion, bankruptcy or dissolution of a Member, or the occurrence of any other event that terminates the continued membership of a Member in the Company shall not cause a dissolution of the Company if the Company exercises its option under Section 14.1 or if, after the Sharing Ratios of the remaining Members being increased pro rata so that the total of all Sharing Ratios continues to be 100%, there is a Supermajority Vote to continue the existence of the Company.

    15.2 Liquidation and Termination. On dissolution of the Company, the Members shall act as liquidator or may appoint one or more Members as liquidator. The liquidator shall proceed diligently to wind up the affairs of the Company and make final distributions as provided herein and in the Act. The costs of liquidation shall be borne as a Company expense. Until final distribution, the liquidator shall continue to operate the Company properties with all of the power and authority of the Members. The steps to be accomplished by the liquidator are as follows:

           (a) as promptly as possible after dissolution and again after final liquidation, the liquidator shall cause a proper accounting to be made by the Certified Public Accountants of the Company's assets, liabilities, and operations through the last day of the calendar month in which the dissolution occurs or the final liquidation is completed, as applicable;

           (b) the liquidator shall cause the notice described in section 57C-6-07 of the Act to be mailed to each known creditor of and claimant against the Company in the manner described in section 57C-6-07 of the Act;

           (c) the liquidator shall cause the notice described in section 57C-6-08 of the Act to be published in the manner described in section 57-6-08 of the Act.

           (d) the Company's assets shall be applied in the manner provided by Section 57C-6-05 of the Act.

              The distribution of cash and/or property to a Member in accordance with the provisions of this Section 15.2 constitutes a complete return to the Member of its Capital Contributions and a complete distribution to the Member of its Membership Interest and all the Company's property and constitutes a compromise to which all Members have consented. To the extent that a Member returns funds to the Company, it has no claim against any other Member for those funds.

    15.3 Deficit Capital Accounts. Notwithstanding anything to the contrary contained in this Agreement, and notwithstanding any custom or rule of law to the contrary, to the extent that the deficit, if any, in the capital account of any Member results from or is attributable to deductions and losses of the Company (including non-cash items such as depreciation), or distributions of money pursuant to this Agreement to all Members in proportion to their respective Sharing Ratios, upon dissolution of the Company such deficit shall not be an asset of the Company and such Members shall not be obligated to contribute such amount to the Company to bring the balance of such Member's capital account to zero.

    15.4 Articles of Dissolution. On completion of the distribution of Company assets as provided herein, the Company is terminated, and the Members (or such other Person or Persons as the Act may require or permit) shall cause to be filed Articles of Dissolution with the Secretary of State of North Carolina as required by section 57C-6-06 of the Act, cancel any other filing made pursuant to Sections 2.3 or 2.6, and take such other actions as may be necessary to terminate the Company.

16     GENERAL PROVISIONS

    16.1 Offset. Whenever the Company is to pay any sum to any Member, any amounts that Member owes the Company may be deducted from that sum before payment.

    16.2 Notices. Except as expressly set forth to the contrary in this Agreement, all notices, requests, or consents provided for or permitted to be given under this Agreement must be in writing and must be given either by depositing that writing in the United States mail, addressed to the recipient, postage paid, and registered or certified with return receipt requested or by delivering that writing to the recipient in person, by courier, or by facsimile transmission; and a notice, request, or consent given under this Agreement is effective on receipt by the Person to receive it. All notices, requests, and consents to be sent to a Member must be sent to or made at the addresses given for that Member on the signature pages of this Agreement or in the instrument described in Section 3.2.5 or 3.3, or such other address as that Member may specify by notice to the other Members. Any notice, request, or consent to the Company must be given at the following address: 2800 Post Oak Boulevard, Houston, Texas 77056 if by mail or (713) 439-4269 if by facsimile transmission. Whenever any notice is required to be given by law, the Articles of Organization or this Agreement, a written waiver thereof, signed by the Person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

    16.3 Entire Agreement; Supersedure. This Agreement constitutes the entire agreement of the Members and their Affiliates relating to the Company and supersedes all prior contracts or agreements with respect to the Company, whether oral or written, including, but not limited to, the Operating Agreement of Cardinal Extension Company, LLC dated December 6, 1995.

    16.4 Effect of Waiver or Consent. A waiver or consent, express or implied, to or of any breach or default by any Person in the performance by that Person of its obligations with respect to the Company is not a consent or wavier to or of any other breach or default in the performance by that Person of the same or any other obligations of that Person with respect to the Company. Failure on the part of a Person to complain of any act of any Person or to declare any Person in default with respect to the Company, irrespective of how long that failure continues, does not constitute a waiver by that Person of its rights with respect to that default until the applicable statute-of-limitations period has run.

    16.5 Amendment or Modification. This Agreement may be amended or modified from time to time only by a written instrument adopted by the vote required by Section 7.1.4 of this Agreement.

    16.6 Binding Effect. Subject to the restrictions on Dispositions set forth in this Agreement, this Agreement is binding on and inures to the benefit of the Members and their respective heirs, legal representatives, successors and assigns.

    16.7 Governing Law; Severability. THIS AGREEMENT IS GOVERNED BY AND SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF NORTH CAROLINA, EXCLUDING ANY CONFLICT-OF-LAWS RULE OR PRINCIPLE THAT MIGHT REFER THE GOVERNANCE OR THE CONSTRUCTION OF THIS AGREEMENT TO THE LAW OF ANOTHER JURISDICTION. In the event of a direct conflict between the provisions of this Agreement and (a) any provision of the Articles of Organization, or (b) any mandatory provision of the Act, the application provision of the Articles of Organization or the Act shall control. If any provision of this Agreement or the application thereof to any Person or circumstance is held invalid or unenforceable to any extent, the remainder of this Agreement and the application of that provision to other Persons or circumstances is not affected thereby and that provision shall be enforced to the greatest extent permitted by law.

    16.8      Further Assurances.  In connection with this
              Agreement and the transactions contemplated hereby, each Member shall execute and deliver any additional documents and instruments and perform any additional acts that may be necessary or appropriate to effectuate and perform the provisions of this Agreement and those transactions.

    16.9 Indemnification. To the fullest extent permitted by law, each Member shall indemnify the Company, each Representative and each other Member and hold them harmless from and against all losses, costs, liabilities, damages, and expenses (including, without limitation, costs of suit and attorney's fees) they may incur on account of any breach by that Member of this Agreement.

    16.10 Notice to Members of Provisions of this Agreement. By executing this Agreement, each Member acknowledges that it has actual notice of (a) all of the provisions of this Agreement, including, without limitation, the restrictions on the transfer of Membership Interests set forth in Section 3 and (b) all of the provisions of the Articles of Organization. Each Member hereby agrees that this Agreement constitutes adequate notice of all such provisions, and each Member hereby waives any requirement that any further notice thereunder be given.

    16.11 Counterparts. This Agreement may be executed in any number of counterparts with the same effect as if all signing parties had signed the same document. All counterparts shall be construed together and constitute the same instrument.



    IN WITNESS WHEREOF, the Members have executed this Agreement as of the date first set forth above.

MEMBERS:

TRANSCARDINAL COMPANY                     PSNC CARDINAL PIPELINE COMPANY

By: /s/ Frank J. Ferazzi                  By:/s/Franklin H. Yoho
Name: Frank J. Ferazzi                    Name:  Franklin H. Yoho
Title: Vice President                     Title:  Vice President
Date of Execution:                        Date of Execution:
December 19, 1996                         December 19, 1996


PIEDMONT INTRASTATE PIPELINE              NCNG ENERGY CORPORATION
COMPANY

By: /s/ Thomas E. Skains                  By:/s/ Terrence D. Davis
Name: Thomas E. Skains                    Name:  Terrence D. Davis
Title: Vice President                     Title:  Vice President
Date of Execution:                        Date of Execution:
December 19, 1996                         December 19, 1996





                                   APPENDIX A
                                (SHARING RATIOS)



                                                           Commitment                             Sharing Ratio

                                                  Prior to             After               Prior to              After
                                                  Effective          Effective            Effective            Effective
                   Member                           Time               Time*                 Time                Time*

TransCardinal Company                            $20,169,840        $21,915,000             54.22%               45.00%

PSNC Cardinal Pipeline Company                   14,790,720         16,071,000              39.76%                33%

Piedmont Intrastate Pipeline
Company                                               0              8,279,000                0%                  17%

NCNG Energy Corporation                           2,239,440          2,435,000              6.02%                  5%

     * At the Effective Time, each of PSNC Cardinal and Piedmont Intrastate shall be deemed to have made a capital contribution to the Company equal to the net book value of its membership interest in Cardinal Pipeline Company, LLC at the Effective Time. Piedmont Intrastate does not have any other obligation to contribute to the capital of the Company. It is anticipated that Piedmont Intrastate's contribution will equal 17% of the total contribution of all Members. If, however, Piedmont Intrastate's contribution does not equal 17% of the total of all contributions, the Membership Interests of the other Members shall be adjusted on a pro rata basis based on each other Member's Commitment and Sharing Ratio.

                                   APPENDIX B


                            Description of Facilities


    The Facilities will consist of approximately 67 miles of 24-inch pipeline, four meter stations and related appurtenant facilities commencing at the terminus of the Existing Cardinal Pipeline southeast of Burlington, North Carolina, and continuing in a southeasterly direction through Alamance, Orange, Chatham, and Wake Counties until it terminates at interconnections with Public Service Company of North Carolina ("PSNC") and North Carolina Natural Gas Corporation ("NCNG") located at the Wake County, North Carolina/Johnston County, North Carolina border as generally reflected on the map that is part of this Appendix B. The Facilities in conjunction with improvements or additions to the Existing Cardinal Pipeline will be designed to result in a pressure of no less than 550 psig at the delivery points located near the terminus of the Existing Cardinal Pipeline southeast of Burlington, North Carolina, and a minimum pressure of no less than 500 psig at the Facilities terminus near the Wake/Johnston County border. The meter station for NCNG at the Wake/Johnston County border will be sized for 40 Mmcf/d, and the meter station for PSNC at the Wake/Johnston County border will be sized for 100 Mmcf/d. These metering facilities, as designed, do not include regulation.

                                   APPENDIX C

                         Pre-Formation Date Expenditures


    Cardinal Operating Company has incurred actual Pre-Formation Date expenditures through October 31, 1995 of $64,706. The estimated pre-formation date expenditures for November is $22,222. These expenditures were for engineering and labor costs relating to the initial routing studies, drafting/reproduction cost to prepare the alignment sheets and preliminary meetings with the Corps of Engineers, Colonial Pipeline and Carolina Power and Light to discuss use of their right of way.

                                                              EXHIBIT 10-D-8

                                     AMENDED

                CONSTRUCTION, OPERATION AND MAINTENANCE AGREEMENT

                                 BY AND BETWEEN

                           CARDINAL OPERATING COMPANY

                                       AND

                         CARDINAL EXTENSION COMPANY, LLC







                                          DATED DECEMBER 19, 1996

                                             TABLE OF CONTENTS

                                                                           Page

1.     Definitions                                                            1

2.     Relationship of the Parties                                            2

       2.1    Appointment as Operator                                         3

       2.2    Operator's Authority to Execute Contracts                       3


3.     Operation of the Combined Facilities                                   3

       3.1    Operator's Responsibilities                                     3

       3.2    Minimum Pressure                                                6

       3.3    Claims                                                          7

4.     Employees, Consultants and Subcontractors
       4.1    Operator's Employees, Consultants and
               Subcontractors                                                 7

       4.2    Use of Affiliated Entities or
                Independent Contractors                                       8

       4.3    Standards for Operator and its Employees                        8

       4.4    Non-Discrimination and Drugs                                    8


5.     Financial and Accounting                                               9

       5.1    Accounting and Compensation                                     9

       5.2    Budgets and Reports                                             9

       5.3    Disputed Charges                                                9

       5.4    Rate Reviews                                                   10

       5.5    Audit and Examination                                          10


6.     Intellectual Property; License to Operator                            11

7.     Indemnification                                                       11

8.     Insurance                                                             13

9.     Term                                                                  14

10. Survival of Obligations                                                  15

11. Law of the Contract and Arbitration                                      15

       11.1       Law of the Contract                                        15

       11.2       Arbitration                                                15


12. Special and Consequential Damages                                        18

13. General                                                                  18

       13.1       Effect of Agreement; Amendments                            18

       13.2       Notices                                                    18

       13.3       Counterparts                                               19

       13.4       Waiver                                                     19

       13.5       Assignability; Successors                                  19

       13.6       Third Persons                                              20

       13.7       Laws and Regulatory Bodies                                 20

       13.8       Section Numbers; Headings                                  20

       13.9       Severability                                               20

       13.10      Further Assurances                                         20

       13.11      Guarantee                                                  20

       13.12      Superseded Agreement                                       20


Exhibit A - Accounting Procedure

                                     AMENDED

                CONSTRUCTION, OPERATION AND MAINTENANCE AGREEMENT


             This agreement ("CO&M Agreement"), made and entered into as of the 19th day of December, 1996 is by and between Cardinal Operating Company, a Delaware corporation ("Operator"), and Cardinal Extension Company, LLC, a North Carolina limited liability company ("Company").

1.    Definitions.

      The definitions used in the Operating Agreement of the Company, dated December 19, 1996 ("Operating Agreement"), shall, except as otherwise specifically provided below, have the same meanings in this CO&M Agreement.

      1.1 Accounting Procedure. The accounting procedure set forth in Exhibit A.

      1.2 Combined Facilities. The Existing Cardinal Pipeline and the New Facilities.

      1.3 Day. A period of twenty four (24) consecutive hours commencing at 8:00 a.m., Eastern Standard
                Time.

      1.4       Decision Notice.  See Section 11.2.

      1.5 Liabilities. Actions, claims, settlements, judgments, demands, costs, expenses (including, without limitation, expenses attributable to the defense of any actions or claims), attorneys' fees and liabilities related to the Operation of the Combined Facilities.

      1.6       Meeting.  See Section 11.2.

      1.7 Month. A period of time beginning on the first Day of a calendar month and ending at the same time on the first Day of the next succeeding calendar month.

      1.8 New Facilities. The approximately 67 miles of 24-inch pipeline, four meter stations and related facilities commencing at the terminus of the Existing Cardinal Pipeline southeast of Burlington, North Carolina and continuing in a southeastern direction through Alamance, Orange, Chatham and Wake Counties until it terminates at interconnections with Public Service Company of North Carolina, Inc. and North Carolina Natural Gas Corporation at the Wake County, North Carolina/Johnston County, North Carolina border as generally reflected on the map that is part of

                Appendix  B to the  Operating  Agreement  and any  additions  or
                improvements  to  the  Existing   Cardinal   Pipeline  built  in
                conjunction with the new 67-mile pipeline.

      1.9 Operate the Combined Facilities. Plan, design, construct, test, maintain, repair, replace, improve, expand and operate the New Facilities and test, maintain, repair, replace, improve, expand and operate the Combined Facilities, including, without limitation, the duties identified in
                Section 3.1 of this Agreement; provided, however, that the Operator will have no duties with respect to the Existing Cardinal Pipeline until the Effective Time except with respect to any additions or improvements to the Existing Cardinal Pipeline built in conjunction with the New Facilities. Where used in noun form, such term shall be "Operation of the Combined Facilities."

      1.10      Party.  The Company or the Operator.

      1.11      Pre-Completion Period.  The period between the
                Formation Date and the date that the New Facilities are placed into service, which latter date shall be certified in writing by the Operator.

      1.12 Prohibited Conduct. Any action by the Operator that constitutes bad faith, gross negligence or willful misconduct.

      1.13 Required Accounting Practice. The accounting rules and regulations, if any, at the time prescribed by the regulatory bodies under the jurisdiction of which the Company is at the time operating and, to the extent of matters not covered by such rules and regulations, generally accepted accounting principles on a consistent basis as practiced in the United States at the time prevailing for companies engaged in a business similar to that of the Company.

      1.14 Year. Each twelve (12) Month period beginning on the first Day of a calendar year and ending at the beginning of the first Day of the next calendar year, provided that the first year hereunder shall begin on the date hereof, and shall end at the beginning of the first Day of the following calendar year, and further provided that the last contract year shall end at the expiration of the term of this CO&M Agreement pursuant to Section 9 hereof.

2.    Relationship of the Parties.

      2.1 Appointment as Operator. Subject to the terms and conditions of this CO&M Agreement, the Company hereby appoints the Operator to act hereunder, and the Operator hereby accepts such appointment and agrees to act pursuant to the provisions of this CO&M Agreement and the applicable provisions of the Operating Agreement. In performing services pursuant to this CO&M Agreement, the Operator shall be an agent of the Company.

      2.2 Operator's Authority to Execute Contracts. Subject to the terms of this CO&M Agreement, contracts in connection with Operation of the Combined Facilities may be negotiated and executed or amended by the Operator as agent for the Company. Copies of all contracts entered into by the Operator on behalf of the Company shall be provided to the Company. All contracts and permits, if any, relating to Company business and executed by the Operator prior to the Formation Date shall be assigned by the Operator to the Company as soon as practicable after the Formation Date.

3.    Operation of the Combined Facilities.

      3.1 Operator's Responsibilities. The Operator shall be responsible for the Operation of the Combined
                Facilities, and thus subject to the provisions of the Operating Agreement the Operator shall:

                3.1.1 Prepare, file, execute and prosecute applications for the Necessary Authorizations required by the Company and make periodic filings required of the Company by Governmental Authorities having jurisdiction, including, without limitation, the preparation, filing, execution and prosecution of the NCUC Application (and any amendments thereto), the Company's tariff, and any rate case filings.

                3.1.2 Provide or cause to be provided the day-to-day operating and maintenance services, administrative liaison and related services to the Company, including, but not limited to, customer support, rates (including rate cases), legal, accounting, electronic bulletin board, engineering, construction, repair, replacement, inspection, operational planning, budgeting, tax and technical services, and insurance and regulatory administration.

                3.1.3 Prepare and/or cause to be prepared the engineering design and specifications for the New Facilities.

                3.1.4 Negotiate and execute contracts for the purchase of materials, equipment and supplies necessary for the construction of the New Facilities and Operation of the Combined Facilities.

                3.1.5 Prepare, negotiate and execute in the name of the Company rights-of-way, land in fee, permits and contracts, and initiate and prosecute eminent domain proceedings, necessary for construction of the New Facilities and the operation and maintenance of the Combined Facilities, and resist the perfection of any involuntary liens against Company property.

                3.1.6 Construct and install, or cause to be constructed and installed, the New
                              Facilities.

                3.1.7 Maintain accurate and itemized accounting records for the Operation of the Combined Facilities, together with any information reasonably required by the Company relating to such records, consistent with the applicable provisions of
                              Section 12 of the Operating Agreement.

                3.1.8         Prepare the financial reports set forth in
                              Section 12 of the Operating Agreement.

                3.1.9 Cause the Operation of the Combined Facilities to be in accordance with the requirements of all Governmental Authorities having jurisdiction, including, but not limited to, the requirements of the United States Department of Transportation set forth in 49 CFR Parts 192, 193 and 199 and in accordance with sound and prudent natural gas pipeline industry practices, and provide or cause to be provided such appropriate supervisory, audit, administrative, technical and other services as may be required for the Operation of the Combined Facilities.

                3.1.10        Prepare and file all necessary federal and
                              state income tax returns and all other tax
                              returns and filings for the Company
                              (including making the elections set forth
                              in Section 11.2 of the Operating Agreement). Each Member shall furnish to the Operator all pertinent information in its possession relating to Company operations that is necessary to enable such returns to be prepared and filed. The Operator shall pay on behalf of the Company such taxes as are required to be paid by the Company.

                3.1.11 On behalf of the Company, maintain and administer bank and investment accounts and arrangements for Company funds, draw checks and other orders for the payment of money, and designate individuals with authority to sign or give instructions with respect to those accounts and arrangements. The Company's funds shall not be commingled with funds belonging to the Operator.

                3.1.12 Negotiate, execute and administer the Service Agreements in accordance with the Company's tariff and applicable regulatory requirements, including, but not limited to, the preparation and collection of all bills to the Customers for services rendered thereunder.

                3.1.13 Receive requests and issue confirmations for service and other gas transportation related information from Customers and potential Customers in accordance with the Company's tariff and any applicable regulatory requirements.

                3.1.14 Dispatch and allocate daily scheduled nominations for natural gas quantities to be received, transported and redelivered by means of the Combined Facilities.

                3.1.15 Utilize electronic flow measurement equipment for volume determinations and natural gas chromatographs, as deemed appropriate by the Operator, for heating value determinations as described in the Company's tariff.

                3.1.16 Except as otherwise provided by applicable laws or governmental regulations or as otherwise directed by the Company, retain all records, books of account, Company tax returns, plans, designs, studies, reports and other documents related to the Operation of the Combined Facilities for three (3) years from the date of completion of the activity to which such records relate (or such longer period as may be required by law).

                3.1.17 Report to the Company as soon as practicable all non-routine occurrences that the Operator determines may have a significant adverse impact upon the Operation of the Combined Facilities, make any necessary repairs as a result of such occurrences as the Operator deems necessary, and make a follow-up report at an appropriate time on the Operator's response to each non-routine occurrence; provided, however, that the Operator shall obtain the prior approval of the Company prior to performing repairs with an estimated cost of over $100,000 unless the non-routine occurrence is of a nature that immediate repair is required, in which event the Operator may make such repair without such prior approval but shall provide a complete and accurate report to the Company of such repair as soon as practicable thereafter.

                3.1.18 Perform any required major equipment overhaul and replacement; provided, however, that the Operator shall obtain the prior approval of the Company prior to performing such overhaul or replacement with an estimated cost of over $100,000 unless such overhaul or replacement is of a nature that immediate action must be taken, in which event the Operator may perform such overhaul or replacement without such prior approval but shall provide a complete and accurate report to the Company of all such actions as soon as practicable thereafter.

                3.1.19        Perform  such  other  duties  as  are   reasonably
                              necessary or appropriate in the Operator's discretion and enter into such other arrangements as reasonably requested by the Company to discharge the Operator's responsibilities under this CO&M Agreement.

        3.2 Minimum Pressure. Operator agrees to design the New Facilities and to use reasonable efforts to operate the Combined Facilities in such a manner to provide a minimum pressure of 550 psig at the points of delivery on the Existing Cardinal

                Pipeline near Burlington, North Carolina and a minimum pressure of 500 psig at the interconnection of the Combined Facilities and the facilities of North Carolina Natural Gas Corporation near the Wake County/Johnston County, North Carolina border. Operator agrees that reasonable efforts shall mean that Operator will not provide firm transportation service in addition to the 270,000 Mcf/d using the Combined Facilities or fail to curtail interruptible transportation service if such action or failure to act will interfere with this pressure commitment.

        3.3 Claims. Any and all claims against the Company instituted by anyone other than the Operator arising out of the Operation of the Combined Facilities that are not covered by insurance in accordance with Section 8 of this CO&M Agreement shall be settled or litigated and defended by the Operator in accordance with its best judgment and discretion except when (a) the amount involved is stated to be (or estimated to be, as the case may be) greater than $100,000, or (b) criminal sanction is sought. The settlement or defense of any claim described in (a) or (b) above shall be decided by the Members pursuant to the Operating Agreement.

4.      Employees, Consultants and Subcontractors.

        4.1 Operator's Employees, Consultants and Subcontractors. The Operator shall employ or retain and have supervision over the Persons (including consultants and professional service or other organizations) required or deemed advisable by the Operator to perform its duties and responsibilities hereunder in an efficient and economically prudent manner. The Operator shall pay all reasonable expenses in connection therewith, including compensation, salaries, wages, overhead and administrative expenses incurred by the Operator, and if applicable, social security taxes, workers' compensation insurance, retirement and insurance benefits and other such expenses.
                The compensation for the Operator's employees shall be determined by the Operator, provided that the amount and terms of such compensation shall be comparable to those prevailing in the natural gas industry where Operator's employees are located for similar work. Subject to the other provisions of this CO&M Agreement, all authorized expenses pursuant to this Section 4.1 shall be reimbursed to the Operator by the Company as provided in the Accounting Procedure.

        4.2 Use of Affiliated Entities or Independent Contractors. In addition, the Operator may utilize, as it deems necessary or appropriate, the services of any independent contractors or of its or any Member's affiliated entity; provided, however, that such services of the Operator's or any Member's affiliated entity must be utilized on terms no less favorable to the Company than those prevailing at the time for comparable services of nonaffiliated independent parties.

        4.3 Standards for Operator and its Employees. The Operator shall perform its services and carry out its responsibilities hereunder, and shall require all of its employees and contractors, subcontractors and materialmen furnishing labor, material or services for the Operation of the Combined Facilities to carry out their respective responsibilities in accordance with sound, workmanlike and prudent practices of the natural gas pipeline industry and in compliance with the Company's approved tariff and all relevant laws, statutes, ordinances, safety codes, regulations, rules and authorizations of Governmental Authorities having jurisdiction applicable to the Combined Facilities.

        4.4 Non-Discrimination and Drugs. In performing under this CO&M Agreement, the Operator shall not discriminate against any employee or applicant for employment because of race, creed, color, religion, sex, national origin, age or disability, and will comply with all provisions of Executive Order 11246 of September 24, 1965 and any successor order thereto, to the extent that such provisions are applicable to the Operator or the Company. The Company and the Operator do not condone in any way the use of illegal drugs or controlled substances. Any person known by the Operator to be in possession of any illegal drug or controlled substance will be removed by the Operator and not permitted to work on or with respect to the Combined Facilities. In addition, the Operator shall meet all the applicable requirements imposed by the Department of Transportation as specified in 49 C.F.R., Parts 40 and 199. Furthermore, upon request and to the extent permitted by law, the Operator will furnish the Company copies of the records of employee drug test results required to be kept under the provisions of 49 C.F.R. Part 199. The provisions of this Section 4.4 shall be applicable to any contractors, consultants and subcontractors retained in connection herewith, and the Operator shall cause the agreements with any contractor, consultant or subcontractor to contain similar language.

5.      Financial and Accounting.

        5.1     Accounting and Compensation.

                5.1.1 The Operator shall keep a full and complete account of all costs, expenses and expenditures incurred by it in connection with its obligations hereunder in the manner set forth in the Accounting Procedure.

                5.1.2 The Operator shall be reimbursed by the Company at the rate and in the manner set forth in the Accounting Procedure for all costs and expenses of the Operator in connection with the Operation of the Combined Facilities or otherwise to fulfill the Operator's duties under this CO&M Agreement; provided, however, that the Company shall not be required to reimburse the Operator for costs and expenses arising out of Prohibited Conduct or claims for non-payment of any and all contributions, withholding deductions or taxes measured by the wages, salaries or compensation paid to Persons employed by the Operator or any of its affiliated Companies in connection herewith.

        5.2 Budgets and Reports. The Operator shall prepare and deliver to the Company for approval, on a quarterly basis during the Pre-Completion Period and thereafter as directed by the Company, a budget reflecting the estimated costs to be incurred for Operation of the Combined Facilities during the ensuing 12 month period. Such budgets shall be prepared in sufficient detail to satisfy the requirements of any lending institution providing financing for the New Facilities and/or the Combined Facilities. The Operator shall also prepare and deliver to each Member such forecasts, cash flow projections and financial and operating reports with respect to the Company as from time to time may be reasonably requested by the Company, including fiscal year reports for Members who report financial results on a basis other than the calendar year.

        5.3     Disputed Charges.  The Company may, within the
                audit period referred to in Section 5.5 hereof,
                take written exception to any bill or statement
                rendered by the Operator for any expenditure or any part thereof on the ground that the same was not appropriate for reimbursement under the terms of Section 5.1.2 above. The Company shall nevertheless pay in full when due the amount of all statements submitted by the Operator. Such payment shall not be deemed a waiver of the right of the Company to recoup any contested portion of any bill or statement; provided, however, that if the amount as to which such written exception is taken or any part thereof is ultimately determined in accordance with
                Section 11.2 of this CO&M Agreement not to be appropriate for reimbursement under the terms of Section 5.1.2 of this CO&M Agreement, such amount or portion thereof (as the case may be) shall be refunded by the Operator to the Company, together with interest thereon at a rate (which in no event shall be higher than the maximum rate permitted by applicable law) equal to two percent (2%) per annum over the prime rate of Citibank, N.A. (or its successor) from time to time publicly announced and in effect, during the period from the date of payment by the Company to the date of refund by the Operator.

        5.4 Rate Reviews. Subject to Section 7.1.5 of the Operating Agreement the Operator shall review from time to time the rates and fees charged for natural gas transportation services, and subject to the receipt of any required regulatory approvals, revise such rates and fees as the Operator may deem appropriate for the Company, as such rates and fees should in general reflect increased or decreased costs or other changes in the conditions of service.

        5.5 Audit and Examination. The Company or any Member, after thirty (30) Days' notice in writing to the Operator, shall have the right during normal business hours to audit or examine, at the expense of the Company or the requesting Member as the case may be, all books and records maintained by the Operator, as well as the relevant books of account of the Operator's contractors, relating to the Operation of the Combined Facilities; provided, however, that the total number of full audits commenced in any Year pursuant to this Section 5.5 shall not exceed two. Such right shall include the right to meet with the Operator's internal and independent auditors to discuss matters relevant to the audit or examination. The Company shall have two Years after the close of a Year in which to make an audit of the Operator's records for such Year; provided, however, that any audits relating to construction costs may be made up to twenty four (24) Months after the in-service date of the New Facilities (not including any Modifications) or after the date that construction of the Modification in question was completed, as certified in writing by the Operator, in the case of a Modification.

6. Intellectual Property; License to Operator. Each Member hereby grants to the Operator an irrevocable, royalty-free, non-exclusive and non-assignable license to use, during the term of this CO&M Agreement, any confidential information provided to the Company or the Operator by said Member and designated as such by said Member. For purposes of this Section 6, confidential information shall include, but shall not be limited to, inventions (whether patented or not) and copyrighted or copyrightable material. As a condition precedent to the effectiveness of such license to use, the Operator hereby expressly agrees that it will utilize such confidential information solely in connection with the performance of its duties hereunder and further expressly agrees that it will be subject to and bound by the provisions set forth in Section 4.7.2 of the Operating Agreement as if it were a Member. Upon termination of this CO&M Agreement or its removal as Operator, such license shall terminate and the Operator shall return all confidential information that has been provided to it, together with all reproductions thereof in the Operator's possession, pursuant to such license to use, to the Member from whom it obtained such confidential information.

7. Indemnification. The Company agrees to indemnify, hold harmless and defend the Operator and its affiliated companies and their respective officers, directors, employees and agents (but not including any Member of the Company, in its capacity as such) from and against, and the indemnified parties shall have no liability to the Company for, any and all Liabilities incurred arising out of or relating to this CO&M Agreement or the Operation of the Combined Facilities, regardless of cause, including Liabilities attributable to the sole, joint or concurrent negligence of the indemnified parties hereunder; provided, however, that the Company shall not be required to indemnify or hold harmless the indemnified parties from or against any Liabilities attributable to the actions or omissions of Operator in maintaining and administering accounts and arrangements as set forth in Section 3.1.11 of this CO&M Agreement;
        provided, further, that the Company shall not be required to indemnify or hold harmless the indemnified parties from or against any Liabilities attributable to Prohibited Conduct or claims for non-payment of any and all contributions, withholding deductions or taxes measured by the wages, salaries or compensation paid to Persons employed by the Operator or any of its affiliates in connection herewith. In the event applicable law limits in any way the extent to which indemnification may be provided to an indemnitee, this Section 7 shall be automatically amended, in keeping with the express intent of the parties hereto, as necessary to render all the remainder of this CO&M Agreement valid and enforceable and to provide that the indemnifications provided herein shall extend and be effective only to the maximum extent permitted by such law. Upon notice therefor, the Company shall advance to the indemnified party the costs of any Liabilities for which indemnification is to be sought hereunder upon the execution by the indemnified party of a written undertaking to repay any costs for which indemnification pursuant to this Section 7 is determined to be improper by mutual agreement or pursuant to the procedures set forth in Section 11.2 of this CO&M Agreement, together with interest thereon at a rate (which in no event shall be higher than the maximum rate permitted by applicable law) equal to two percent (2%) per annum over the prime rate of Citibank, N.A. (or its successor) from time to time publicly announced and in effect, during the period from the date of advancement by the Company to the date of repayment by the indemnified party. With respect to any claim against any indemnified party for which indemnification may be sought hereunder, the Company shall not, without the indemnified party's prior written consent, settle or compromise such claim or consent to entry of any judgment in respect thereof which imposes any future obligation on the indemnified party or which does not include, as an unconditional term thereof, the giving by the claimant or the plaintiff to the indemnified party a release from all liability in respect of such claim. The Company (a) shall have the right to defend, at its cost and expense, such claim in all appropriate proceedings, and
        (b) shall have full control (including choice of counsel) of such defense and proceedings, including any compromise or settlement thereof (subject to the foregoing provisions of this Section 7), and the indemnified parties shall cooperate in such defense in all reasonable ways. The Company shall not be required to provide indemnification pursuant to this Section 7 to the extent, if any, that the Liabilities in question are not borne or incurred by the indemnified parties because of the availability of insurance proceeds from the insurance required in
        Section 8.2 of this CO&M Agreement to the indemnified parties.

8.      Insurance.

        8.1 During the initial construction of the New Facilities, the Operator shall cause to be carried and maintained, either directly or through the contractor building the New Facilities, with the limits directed by the Company to cover liability for personal injury or death, physical loss and damage to property during construction, with a deductible amount selected by the Operator. The insurance shall name the Operator and the Company as insureds.

        8.2 At all times during the construction of the New Facilities and during the Operation of the Combined Facilities, the Operator shall provide (a) workers' compensation insurance granting full compensation under the worker's compensation law of any state in which operations are conducted, and (b) employer's liability insurance with limits of not less than $2,000,000 per occurrence for all of the Operator's employees engaged in work on the Combined Facilities, and (c) automobile liability insurance for all vehicles owned or used by the Operator, covering injuries to or death of persons and damage to property, with a combined single limit of not less than $2,000,000 per occurrence.

        8.3 If permitted by applicable law, the Operator may self-insure the workers' compensation and employer's liability insurance required above.

        8.4     Operator shall procure and maintain for the benefit
                of Company and Operator during the Operation of the
                Combined Facilities, a general liability or excess
                liability insurance policy with a combined single
                limit of $10,000,000 per occurrence for bodily
                injury and property damage, covering blanket
                contractual liability, broad form property damage,
                independent contractors, products/completed
                operations, cross liability and explosion, collapse
                and underground exposures.  Operator and Company
                shall be named insureds under this policy.   The
                member companies and their respective parent and affiliated companies and Operator's parent and affiliated companies shall be named as additional insureds under this policy, but only for the Operation of the Combined Facilities. This insurance shall be endorsed to provide primary insurance over any other insurance maintained by or on behalf of the Operator or the member companies or their respective parent and affiliated companies, and to waive all rights of subrogation in favor of Operator and the member companies and their respective parent and affiliated companies. Operator will have a certificate of insurance issued evidencing this insurance upon the specific request of the Company or any of its member companies.

        8.5 The costs for premiums, deductibles and retentions for the insurance maintained by the Operator pursuant to this CO&M Agreement shall be reimbursable costs pursuant to Section 5 of this CO&M Agreement. In addition, in the event that the Operator self-insures the workers' compensation and employer's liability insurance required above, the Operator shall be reimbursed as provided in Section
                3.09 of the Accounting Procedure.

        8.6 After completion of construction of the New Facilities, the Company shall at all times be responsible for insuring against liability exposures with regard to the Combined Facilities and the operation, maintenance and construction thereof, except as described in Section 8.2 of this CO&M Agreement.

        8.7 The Operator, the Company and the Members hereby waive, and the insurers of any of them shall waive, all rights of recovery against one another, the affiliated companies of each and the insurers of any of them with respect to damage to or loss of property that is a part of the Combined Facilities (collectively referred to as "Damages"). Such waiver of recovery shall be effective regardless of the cause of the Damages, including any Damages attributable to the sole, joint or concurrent negligence of the party causing the Damages, but excluding any Damages attributable to the gross negligence or willful misconduct of the party causing the Damages. All such policies of insurance purchased to cover the Combined Facilities or any part thereof, or the Operation of the Combined Facilities or any part thereof, or any natural gas received, transported or delivered using the Combined Facilities, shall be endorsed properly to effectuate this waiver of recovery. In addition, each Member's general liability insurance (including excess insurance) policies shall be worded to provide a waiver of all subrogation rights in favor of the Operator, the Company and the other Members.

9. Term. This CO&M Agreement shall be effective as of the date hereof and shall continue for the term of the Company as provided in the Company's Articles of Organization; provided, however, that this CO&M

        Agreement shall be terminated earlier upon the first to occur of the following: (a) the Operator or its affiliated company which is a Member ceases to be a Member; or (b) the Operator commits a material default under this CO&M Agreement and such material default continues for a of 120 days after notice thereof by the Company to the Operator (provided, however, that no termination shall occur if the Operator has initiated action to cure such material default but, despite its good faith efforts, it has been unable to complete such cure within such 120 day period).

10. Survival of Obligations. The termination of this CO&M Agreement shall not discharge any Party from any obligation which it owes to any other Party by reason of any transaction, commitment or agreement entered into, or any Liabilities that shall occur or arise (or the circumstances, events or basis of which shall occur or arise) prior to such termination. It is the intent of the Parties that any obligation owed by a Party to the other Party (whether the same shall be known or unknown at the time of termination hereof, or whether the circumstances, events or basis of the same shall be known or unknown at the termination hereof) shall survive the time of termination of this CO&M Agreement.

11.     Law of the Contract and Arbitration.

        11.1 Law of the Contract. THIS CO&M AGREEMENT SHALL BE GOVERNED BY AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF
                  NORTH  CAROLINA, EXCLUDING  ANY  CONFLICT-OF-LAWS   RULE  OR
                  PRINCIPLE THAT MIGHT REFER THE GOVERNANCE OR THE CONSTRUCTION OF THIS CO&M AGREEMENT TO THE LAW OF ANOTHER JURISDICTION.

        11.2      Arbitration.

                  11.2.1 In the event that the Parties are unable to agree on any matter relating to this CO&M Agreement, the Company or the Operator may upon notice given to the other call for submission of such matter to arbitration. The Party requesting arbitration shall set forth in such notice in adequate detail the issues to be arbitrated, and within ten (10) Days from the receipt of such notice, the other Party may set forth in adequate detail additional related issues to be arbitrated. Within ten (10) Days after the giving of such latter notice, each Party shall furnish to the other Party a notice ("Decision Notice") setting forth the decision (on a word-for-word basis) that such Party wishes the arbitrator(s) to make with respect to the issues to be arbitrated. Within ten (10) Days after the giving of the latter of the two Decision Notices, the Parties shall attend a meeting ("Meeting") at a mutually acceptable time and place to discuss fully the content of such Decision Notices and based thereon determine whether either or both wish to modify their Decision Notices in any way. Any such modifications shall be discussed with each other, so that when each Party finalizes its Decision Notice, it shall do so with full knowledge of the content of the other Party's final Decision Notice. The finalization of such Decision Notices and the delivery of same by each Party to the other shall occur at the Meeting unless by mutual agreement they agree to have one or more additional Meetings for such purposes. If arbitration is invoked by either Party, the decision of the arbitrators shall be final and binding upon all Parties, and neither Party shall seek to have the applicable issues litigated rather than arbitrated (except as may be otherwise required by law).

                  11.2.2        It is the intent of the Parties that, to
                                the extent practicable, such binding
                                arbitration shall be conducted by a
                                person knowledgeable and experienced in
                                the type of matter that is the subject of
                                the dispute.  In the event the Parties
                                are unable to agree upon such person
                                within ten Days after the last Meeting
                                held pursuant to Section 12.2.1 above,
                                then each Party shall select a person
                                that it believes has the qualifications
                                set forth above as its designated
                                arbitrator (which selection shall be
                                accomplished by notifying the other Party
                                of the identity of such person), and such
                                arbitrators so designated shall mutually
                                agree upon a similarly qualified third
                                person to complete the arbitration panel;
                                provided, however, that if one of the
                                Parties fails to select its designated
                                arbitrator as specified herein within ten
                                (10) Days of receiving notice from the
                                other Party that such other Party has
                                selected its designated arbitrator then
                                the arbitration provided for herein shall be conducted by the one arbitrator so designated. In the event that the persons selected by the Parties are unable to agree on a third member of the panel within ten (10) Days after the selection of the latter of the two arbitrators, such person shall be designated by the American Arbitration Association. Upon final selection of the entire panel, such panel shall, as expeditiously as possible (and if possible, within ninety (90) Days after the selection of the last arbitrator), render a decision on the matter submitted for arbitration. Such panel shall be required to adopt either the decision set forth in the Operator's final Decision Notice or the decision set forth in the Company's final Decision Notice and shall have no power whatsoever to reach any other result. Such panel shall adopt the decision that in its judgement is the more fair, equitable and in conformity with this CO&M Agreement. The arbitration shall be conducted in North Carolina in accordance with the commercial arbitration rules of the American Arbitration Association.

                  11.2.3 Upon the determination of any such dispute, the arbitrators shall bill the costs attributable to such binding arbitration to the losing Party; provided, however, that the arbitrators shall be empowered to apportion such costs between the Parties if they deem it appropriate.

                  11.2.4 It is the intent of the Parties that, once arbitration is invoked by either Party pursuant to the provisions of this
                                Section 11, the matters set for
                                arbitration shall be decided as set forth herein, and they shall not seek to have this Section 11 rendered unenforceable or to have such matter decided in any other way; provided, however, that nothing herein shall prevent the Parties from negotiating a settlement of any issue at any time.

                  11.2.5        Without limiting any of the foregoing,
                                for purposes of this CO&M Agreement an
                                independent determination of whether an action or failure to act constitutes Prohibited Conduct shall be made by arbitration pursuant to this
                                Section 11, without regard to the findings of any court or administrative body or the settlement or compromise of any claim (other than a settlement of the type referred to in
                                Section 11.2.4 above).

12.     Special  and  Consequential  Damages.  The  indemnification  provided in
        Section 7 of this CO&M Agreement shall include without limitation claims made by any Person for special, indirect, consequential or punitive damages; otherwise, neither Party shall have any liability hereunder to the other Party for any special, indirect, consequential or punitive damages.

13.     General.

        13.1 Effect of Agreement; Amendments. This CO&M Agreement, together with the Operating Agreement, reflects the whole and entire agreement among the Parties with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral and written, among the Parties with respect to the subject matter hereof. This CO&M Agreement can be amended, restated or supplemented only by the written agreement of the Operator and the Company.

        13.2 Notices. Unless otherwise specifically provided in this CO&M Agreement, any notice or other communication shall be in writing and may be sent by (a) personal delivery (including delivery by a courier service), (b) telecopy to the following telecopy numbers (until changed in accordance with this Section 13.2) or (c) registered or certified mail, postage prepaid, addressed as set forth below (or at such other address as may be designated in accordance with this Section 13.2):

                  13.2.1        If to the Operator:
                                Cardinal Operating Company
                                P.O. Box 1396
                                Houston, Texas  77251-1396
                                (2800 Post Oak Blvd.  77056)
                                Attention:
                                Vice President Operations & Engineering
                                Telecopy number: (713) 215-4269

                  13.2.2      If to the Company, to each of the
                              Members as set forth in the Operator Agreement.

                  Notices shall be deemed given upon receipt, and a notice to the Company shall be deemed given when received by the last Member to receive same. Any Party may change its address or telecopy number for notices hereunder by providing notice of any such change to each of the other Parties.

        13.3 Counterparts. This CO&M Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

        13.4 Waiver. No waiver by either Party of any default by the other Party in the performance of any provision, condition or requirement herein shall be deemed to be a waiver of, or in any manner release the other Party from, performance of any other provision, condition or requirement herein, nor shall such waiver be deemed to be a waiver of, or in any manner a release of, the other Party from future performance of the same provision, condition or requirement. Any delay or omission of either Party to exercise any right hereunder shall not impair the exercise of any such right, or any like right, accruing to it thereafter.

        13.5 Assignability; Successors. This CO&M Agreement may not be assigned by either Party without the written consent of the other Party; provided, however, that such consent shall not be withheld unreasonably; provided, further, that this CO&M
                  Agreement may be pledged by the Company without the consent of the Operator in connection with any Financing Commitment. This CO&M Agreement and all of the obligations and rights herein established shall extend to and be binding upon and shall inure to the benefit of the respective successors and permitted assigns of the respective Parties hereto. Unless otherwise agreed, any assignment of this CO&M Agreement shall not relieve the assigning Party of any of its obligations hereunder.

        13.6 Third Persons. Except as expressly provided in this CO&M Agreement, nothing herein expressed or implied is intended or shall be construed to confer upon or to give any Person not a Party hereto any rights, remedies or obligations under or by reason of this CO&M Agreement.

        13.7 Laws and Regulatory Bodies. This CO&M Agreement and the obligations of the Parties hereunder are subject to all applicable laws, rules, orders and regulations of Governmental Authorities having jurisdiction, and to the extent of conflict, such laws, rules, orders and regulations of governmental authorities having jurisdiction shall control.

        13.8 Section Numbers; Headings. Unless otherwise indicated, references to Section numbers are to Sections of this CO&M Agreement. Headings and captions are for reference purposes only and shall not affect the meaning or interpretation of this CO&M Agreement.

        13.9 Severability. Any provision of this CO&M Agreement that is prohibited or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of that prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of that provision in any other jurisdiction.

        13.10 Further Assurances. Each Party agrees to execute and deliver all such other and additional instruments and documents and to do such other acts and things as may be reasonably necessary more fully to effectuate the terms and provisions of this CO&M Agreement.

        13.11 Guarantee. By its execution of this CO&M Agreement as a Member of the Company, the Member (in its individual capacity) that is an affiliate of the Operator also hereby guarantees the performance by the Operator of all the Operator's obligations and liabilities under this CO&M Agreement.

        13.12     Superseded Agreement.  This Construction,
                  Operation and Maintenance Agreement supersedes and cancels as December 19, 1996 the Construction, Operation and Maintenance Agreement dated December 6, 1995 between Operator and Company.

           IN WITNESS WHEREOF, the Parties have caused this CO&M Agreement to be executed by their duly authorized representatives as of the date first above written.

OPERATOR:

CARDINAL OPERATING COMPANY


By:   /s/ Frank J. Ferazzi
      FRANK J. FERAZZI
      Vice President



COMPANY:

Cardinal Extension Company, LLC
By each of its Members:


TRANSCARDINAL COMPANY                              PIEDMONT INTRASTATE
                                                      PIPELINE COMPANY

By: /s/ Frank J. Ferrazzi                          By:  /s/ Thomas E. Skains
    FRANK J. FERAZZI                                    THOMAS E. SKAINS
    Vice President                                      Vice President



PSNC CARDINAL PIPELINE                             NCNG ENERGY CORPORATION
    COMPANY


By: /s/ Franklin H. Yoho                           By:  /s/ Terrence D. Davis
    FRANKLIN H. YOHO                                    TERRENCE D. DAVIS
    Vice President                                      Vice President

                                    EXHIBIT A

                                       TO

                CONSTRUCTION, OPERATION AND MAINTENANCE AGREEMENT

                              ACCOUNTING PROCEDURE

                                    ARTICLE I

                               General Provisions


      1.01 Statements and Billings. The Operator shall bill the Company on the first Day of each Month or as soon as possible thereafter for the estimated costs and expenses for the Month, including any adjustment that may be necessary to correct prior estimated billings to actual costs. If requested by the Company, the Operator will promptly provide reasonably sufficient support for the estimated costs and expenses to be incurred for the Month. Actual bills will be summarized by appropriate classifications indicative of the nature thereof and will be accompanied by such detail and supporting documentation as the Company may reasonably request.

      1.02 Payment by Company. The Company shall pay all bills presented by the Operator as provided in this CO&M Agreement on or before the fifteenth (15th) Day after the bill is received. If payment is not made within such time, the unpaid balance shall bear interest until paid at a rate (which shall in no event be higher than the maximum rate permitted by applicable law) equal to two percent (2%) per annum over the prime rate of Citibank, N.A. (or its successor) from time to time publicly announced and in effect. Payment by or on behalf of the Company shall not be deemed a waiver of the right to recoup any amount in question.

      1.03 Financial Records. The Operator shall maintain accurate books and records in accordance with Required Accounting Practice covering all of the Operator's actions under this CO&M Agreement.

      1.04 Purchase of Materials. It is contemplated that all material, equipment and supplies will be owned by the Company and purchased or furnished for its account. So far as is reasonably practical and consistent with efficient, safe and economical operation as determined by the Operator, only such material shall be obtained for the Combined Facilities as may be required for immediate use, and the accumulation of surplus stock shall be avoided. To the extent reasonably possible, the Operator shall take advantage of discounts available by early payments and pass such benefits on to the Company.

      1.05 Interest-Bearing Account. To the extent practicable, the funds of the Company will be held in one or more interest-bearing accounts.

                                   ARTICLE II

                                  Capital Items

      To the extent the Operator or any of its affiliated companies owns real and/or personal property necessary or desirable for the Operation of the Combined Facilities that (a) under Required Accounting Practice, might be capitalized, and (b) the Operator or such affiliate in its sole discretion is willing to transfer for consideration to the Company, the Operator or such affiliate may, if approved by the Company, so transfer such property to the Company. In the event of such a transfer, the Operator may charge the Company the net book value thereof (as reflected on the books of the Operator or such affiliate on the date of transfer).

      The cost of natural gas utilized for installation, purging, testing and line pack of the Combined Facilities shall be a capital item. Any major modification to information systems requiring information processing and/or programming services shall be a capital item.

                                   ARTICLE III

                               Costs and Expenses

      Subject to the limitations hereafter prescribed and the provisions of this CO&M Agreement, the Operator shall charge the Company for all costs and expenses provided for in Section 5.1.2 of this CO&M Agreement, including, but not limited to, the following items:

      3.01 Rentals.  All rentals paid by the Operator.

      3.02 Labor Costs. All applicable personnel generating the following labor costs shall keep time sheets so that the portion of their salaries and wages chargeable under this CO&M Agreement may be supported and calculated, and only such proportionate part of such labor costs shall be charged pursuant to this
Section 3.02:

                   (a) Salaries and wages of employees of the Operator and its affiliated companies engaged in connection with the construction, operation, maintenance and administration of the Combined Facilities and, in addition, amounts paid as salaries and wages of others temporarily employed in connection therewith. Such salaries and wages shall be loaded to include the Operator's actual costs of bonuses, holiday, vacation, sickness and jury service benefits and other customary allowances for time not worked paid to persons whose salaries and wages are chargeable under this Section 3.02(a). Direct labor charges may be billed from the following areas: Operations, Engineering, Customer Services, Legal-Assigned, Accounting, Tax, Rates and Planning.

                   (b) Expenditures or contributions made pursuant to assessments imposed by Governmental Authority that are applicable to salaries, wages and costs chargeable under Section 3.02(a) above, including, but not limited to, FICA taxes and federal and state unemployment taxes.

                   (c) The costs of plans incurred by or on behalf of the Operator for workers' compensation, employers' group life insurance, hospitalization, disability, pension, retirement, savings and other benefit plans, that are applicable to salaries and wages chargeable under Section 3.02(a) above. Such costs shall be charged on the basis of a percentage assessment on the amount of salaries and wages chargeable under Section 3.02(a) above.

                   (d) Overhead costs incurred to design and install information processing and programming services during the construction period. The total charges to the Company for these services will not exceed $50,000.

      3.03 Reimbursable Expenses of Employees. Reasonable personal expenses of employees whose salaries and wages are chargeable under Section 3.02(a) above. As used herein, the term "personal expenses" shall mean out-of-pocket expenditures incurred by employees in the performance of their duties and for which such employees are reimbursed. The Operator shall maintain documentation for such expenses in accordance with the standards of the Internal Revenue Service.

      3.04 Material, Equipment and Supplies. Material, equipment and supplies purchased or furnished from the warehouse or other properties of the Operator's affiliated companies, priced at cost plus the affiliate's appropriate purchasing and stores overhead ordinarily in use by the affiliate.

      3.05 Transportation. Transportation of employees, equipment and material and supplies necessary for the Operation of the Combined Facilities.

      3.06 Services. The cost of contract services and utilities procured from outside sources.

      3.07 Legal Expenses and Claims. All costs and expenses of handling, investigating and settling litigation or claims arising by reason of the Operation of the Combined Facilities or necessary to protect or recover any Combined Facilities or property, including, but not limited to, attorney's fees, court costs, costs of investigation or procuring evidence and any judgments paid or amounts paid in settlement or satisfaction of any such litigation or claims. All judgments received or amounts received in settlement of litigation with respect to any claim asserted on behalf of the Company shall be for the benefit of and shall be remitted to the Company.

      3.08 Taxes. All taxes (except those measured by income) of every kind and nature assessed or levied upon or incurred in connection with the Operation of the Combined Facilities or on the Combined Facilities or other property of the Company and which taxes have been paid by the Operator for the benefit of the Company, including charges for late payment arising from extensions of the time for filing that are caused by the Company, or that result from the Operator's good faith efforts to contest the amount or application of any tax.

      3.09 Insurance. Net of any returns, refunds or dividends, all premiums, deductibles and retentions paid and expenses incurred for insurance required to be carried under this CO&M Agreement. In the event that the Operator self-insures the workers' compensation and employer's liability insurance as provided in Section 8 of this CO&M Agreement, the Operator shall be reimbursed only for the amount equivalent to the standard premium(s) which would have been paid had such insurance been acquired, and the Operator shall not be reimbursed for the costs associated with any claims paid by the Operator as an insurer under such self-insurance.

      3.10 Permits, Licenses and Bond. Cost of permits, licenses and bond premiums necessary in the performance of the Operator's duties.

      3.11 General Overhead. All other administrative and general expenditures, including salaries and wages, bonuses, related benefits and expenses of personnel of the Operator and/or the Operator's Affiliates (excluding the personnel referred to in Sections 3.02 of this Article III) who render services for the benefit of the Operator (in the performance of its obligations hereunder) or the Company, including but not limited to, administrative, public relations, personnel, purchasing, legal and treasury, shall be charged as follows:
                   Pre-Completion Period: two percent (2%) of direct labor costs
                   Thereafter: five percent (5%) of direct labor costs