Form 10-Q
period 1998-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1998-05-13
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

Number of shares of Common Stock, $1 par value, outstanding
at April 30, 1998.....................................................20,164,945

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



                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)


                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31             March 31            March 31
                               ------------------   ------------------  -------------------
                                 1998      1997       1998      1997      1998       1997
                               --------  --------   --------  --------  --------   ------
Operating revenues             $140,205  $150,146   $243,988  $243,800  $338,119   $335,707
Cost of gas                      71,719    82,977    134,779   135,179   181,604    184,358
                               --------  --------   --------  --------  --------   --------
Gross margin                     68,486    67,169    109,209   108,621   156,515    151,349
                               --------  --------   --------  --------  --------   --------

Operating expenses and taxes:
  Operating and maintenance      15,761    15,328     30,528    31,085    60,630     58,687
  Provision for depreciation      6,177     5,521     12,255    10,916    23,727     20,971
  General taxes                   6,266     6,503     11,124    10,896    17,152     16,968
  Income taxes                   14,056    14,052     18,288    18,922    15,078     16,181
                               --------  --------   --------  --------  --------   --------
                                 42,260    41,404     72,195    71,819   116,587    112,807
                               --------  --------   --------  --------  --------   --------
Operating income                 26,226    25,765     37,014    36,802    39,928     38,542

Other income, net                   833     1,064      1,900     2,057     3,729      3,899

Interest deductions               4,535     4,442      9,198     8,566    17,887     15,958
                               --------  --------   --------  --------  --------   --------
Net income                     $ 22,524  $ 22,387   $ 29,716  $ 30,293  $ 25,770   $ 26,483
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     20,081    19,513     19,987    19,404    19,841     19,265

Basic earnings per share          $1.12     $1.15      $1.49     $1.56     $1.30      $1.37

Diluted common shares
 outstanding                     20,210    19,616     20,107    19,504    19,941     19,344

Diluted earnings per share        $1.11     $1.14      $1.48     $1.55     $1.29      $1.37

Cash dividends declared
 per share                         $.23      $.22       $.46      $.44      $.92       $.88



                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                          ASSETS

                                                  Mar 31     Sep 30      Mar 31
                                                   1998       1997        1997
                                                 --------   --------    --------
Gas utility plant                                $714,610   $684,227    $652,405
  Less - Accumulated depreciation                 215,604    203,225     194,610
                                                 --------   --------    --------
                                                  499,006    481,002     457,795
                                                 --------   --------    --------

Non-utility property, net                             618        642         664
                                                 --------   --------    --------

Current assets:
  Cash and temporary investments                    4,541      1,641       3,782
  Restricted cash and temporary investments         9,776      9,888       6,564
  Receivables, less allowance for
   doubtful accounts                               47,528     26,617      51,794
  Materials and supplies                            8,013      7,645       7,206
  Stored gas inventory                             10,815     20,890       9,567
  Deferred gas costs, net                           9,026     19,338      18,601
  Prepayments and other                             2,801      2,403       2,474
                                                 --------   --------    --------
                                                   92,500     88,422      99,988
                                                 --------   --------    --------

Deferred charges and other assets                  16,889     15,076      16,141
                                                 --------   --------    --------
  Total                                          $609,013   $585,142    $574,588
                                                 ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                          $ 20,097   $ 19,771    $ 19,546
   Capital in excess of par value                 129,244    123,474     119,662
   Retained earnings                               84,376     64,123      77,138
                                                 --------   --------    --------
                                                  233,717    207,368     216,346
  Long-term debt                                  174,050    180,850     183,350
                                                 --------   --------    --------
                                                  407,767    388,218     399,696
                                                 --------   --------    --------

Current liabilities:
  Maturities of long-term debt                      9,300      9,300       9,300
  Accounts payable                                 32,992     27,799      20,288
  Accrued taxes                                    13,929      4,303      14,124
  Customer prepayments and deposits                 4,579      6,978       3,591
  Cash dividends and interest                       8,761      8,983       8,643
  Restricted supplier refunds                       9,776      9,888       6,564
  Other                                             3,911      5,150       4,398
                                                 --------   --------    --------
                                                   83,248     72,401      66,908
  Interim bank loans                               30,500     38,000      23,500
                                                 --------   --------    --------
                                                  113,748    110,401      90,408
                                                 --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                61,183     59,438      57,717
  Investment tax credits                            3,337      3,780       3,697
  Accrued pension cost                              8,929      9,532       9,119
  Deferred revenues                                 2,610      3,100       3,589
  Other                                            11,439     10,673      10,362
                                                 --------   --------    --------
                                                   87,498     86,523      84,484
                                                 --------   --------    --------
  Total                                          $609,013   $585,142    $574,588
                                                 ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                  March 31
                                                1998      1997
                                              -------   -------
Balance beginning of period                   $77,138   $67,709
Add - Net income                               25,770    26,483
Deduct - Common stock dividends
          and other                            18,532    17,054
                                              -------   -------

Balance end of period                         $84,376   $77,138
                                              =======   =======



                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                              Six Months Ended     Twelve Months Ended
                                                  March 31               March 31
                                              -----------------    -------------------

                                               1998      1997        1998       1997
                                              -------   -------     -------    ------
Cash Flows From Operating Activities:
  Net income                                  $29,716   $30,293     $25,770    $26,483
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          14,092    12,512      27,042     24,687
    Deferred income taxes, net                  1,745     1,484       3,466      2,710
                                              -------   -------     -------    -------
                                               45,553    44,289      56,278     53,880
    Change in operating assets and liabilities:
       Receivables, net                       (21,789)  (35,262)      3,359     (3,849)
       Inventories                              9,707     5,795      (2,054)    (6,453)
       Accounts payable                         5,193       (13)     12,704    (23,638)
       Accrued pension cost                      (603)   (3,095)       (191)    (3,583)
       Other                                   15,275     7,641       8,023      2,443
                                              -------   -------     -------    -------
                                               53,336    19,355      78,119     18,800
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (31,121)  (23,976)    (67,455)   (61,271)
  Non-utility and other                        (1,894)   (1,399)        379     (2,640)
                                              -------   -------     -------    -------
                                              (33,015)  (25,375)    (67,076)   (63,911)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses     -       49,404        -        49,404
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       6,254     5,841      10,222      9,242
  Increase (decrease) in interim bank
   loans, net                                  (7,500)  (36,000)      7,000     13,500
  Retirement of long-term debt
   and common stock                            (7,060)   (4,329)     (9,564)   (10,637)
  Cash dividends                               (9,115)   (8,475)    (17,942)   (16,705)
                                              -------   -------     -------    -------
                                              (17,421)    6,441     (10,284)    44,804
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                          2,900       421         759       (307)
Cash and temporary investments
 at beginning of period                         1,641     3,361       3,782      4,089
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 4,541   $ 3,782     $ 4,541    $ 3,782
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 9,342   $ 7,109     $17,747    $14,937
  Income taxes                                  7,280     7,120      13,095     13,520

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

         SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share (EPS) as if PSNC had adopted the new method of accounting. Currently PSNC has two stock-based compensation plans which are described in Note 3 to the financial statements in PSNC's 1997 Annual Report. PSNC will continue to apply current accounting rules and adopt only the disclosure requirements for these plans. As a result, adoption of the new statement did not directly impact PSNC's financial position or results of operations.

3. In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement. This statement was adopted by PSNC beginning October 1, 1997.




                             Three Months Ended                            Three Months Ended
                                March 31, 1998                                March 31, 1997
                  ---------------------------------------        --------------------------------------

                       Income       Shares      Per Share           Income       Shares       Per Share
                    (Numerator)  (Denominator)    Amount         (Numerator)  (Denominator)     Amount

Basic EPS
Net income          $22,524,000    20,081,000     $1.12           $22,387,000    19,513,000     $1.15

Effect of dilutive                    129,000                                       103,000
 securities (Options)             -----------                                    ----------

Diluted EPS
Net income          $22,524,000    20,210,000     $1.11           $22,387,000    19,616,000     $1.14
                                  ===========                                    ==========





                                 Six Months Ended                        Six Months Ended
                                   March 31, 1998                          March 31, 1997
                    --------------------------------------       --------------------------------------

                        Income       Shares      Per Share          Income       Shares       Per Share
                     (Numerator)  (Denominator)    Amount        (Numerator)  (Denominator)     Amount

Basic EPS
Net income           $29,716,000   19,987,000      $1.49          $30,293,000    19,404,000      $1.56

Effect of dilutive                    120,000                                       100,000
 securities (Options)             -----------                                    ----------

Diluted EPS
Net income           $29,716,000   20,107,000      $1.48          $30,293,000    19,504,000      $1.55
                                   ==========                                    ==========






                            Twelve Months Ended                            Twelve Months Ended
                              March  31, 1998                                March  31, 1997
                    -------------------------------------         ----------------------------------------

                       Income       Shares      Per Share            Income       Shares         Per Share
                    (Numerator) (Denominator)     Amount         (Numerator)  (Denominator)        Amount
                    ----------- -------------   ---------        -----------  -------------     ---------

Basic EPS
Net income          $25,770,000   19,841,000      $1.30          $26,483,000     19,265,000       $1.37

Effect of dilutive                   100,000                                         79,000
 securities (Options)            -----------                                     ----------

Diluted EPS
Net income          $25,770,000   19,941,000      $1.29          $26,483,000     19,344,000       $1.37
                                  ==========                                     ==========


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)             Three Months Ended March 31
                                    ------------------------------------------
                                                           Increase
                                      1998       1997     (Decrease)        %
                                    --------   --------   ----------       ---
Gross margin                        $ 68,486   $ 67,169    $  1,317         2
Less - Franchise taxes                 4,506      4,827        (321)       (7)
                                    --------   --------    --------
  Net margin                        $ 63,980   $ 62,342    $  1,638         3
                                    ========   ========    ========

Total volume throughput (DT):
  Residential                         10,425      9,499         926        10
  Commercial/small industrial          5,492      5,195         297         6
  Large commercial/industrial          9,729      8,732         997        11
                                    --------   --------    --------
                                      25,646     23,426       2,220        10
                                    ========   ========    ========

System average degree days:
  Actual                               1,655      1,512         143        10
  Normal                               1,820      1,820
  Percent (warmer) than normal            (9%)      (17%)

Weather normalization adjustment
 income, net of franchise taxes     $  3,034   $  5,842    $ (2,808)

Customers at end of period:
  Residential                        283,184    268,244      14,940         6
  Commercial/small industrial         41,165     39,815       1,350         3
  Large commercial/industrial          2,431      2,399          32         1
                                    --------   --------    --------
                                     326,780    310,458      16,322         5
                                    ========   ========    ========


       Net margin for the three months ended March 31, 1998 increased $1,638,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                     Commercial/     Large
                                       Small       Commercial/
                      Residential    Industrial    Industrial  Other     Total

  Price variance *      $ (170)      $  (44)      $    28     $ -        $ (186)
  Volume variances, net  1,241           49           481       -         1,771
  Other                   -            -             -            53         53
                        ------       ------       -------     ------     ------
  Total                 $1,071       $    5       $   509     $   53     $1,638
                        ======       ======       =======     ======     ======

 *Includes changes in sales mix.

     This increase in net margin is due primarily to an increase in the number of customers served.


(Amounts in thousands except
 degree day data)                           Six Months Ended March 31
                                    -----------------------------------------
                                                             Increase
                                      1998        1997      (Decrease)     %
                                    --------    --------    ---------     ---
Gross margin                        $109,209    $108,621    $     588       -
Less - Franchise taxes                 7,853       7,849            4       -
                                    --------    --------    ---------
  Net margin                        $101,356    $100,772    $     584       -
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         16,549      15,375        1,174       8
  Commercial/small industrial          9,098       8,766          332       4
  Large commercial/industrial         19,035      17,459        1,576       9
                                    --------    --------    ---------
                                      44,682      41,600        3,082       7
                                    ========    ========    =========

System average degree days:
  Actual                               3,132       2,825          307      11
  Normal                               3,109       3,109
  Percent colder (warmer) than normal      1%         (9%)

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $   (398)   $  5,054    $  (5,452)


     Net margin for the six months ended March 31, 1998 increased $584,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                    Commercial/      Large
                                      Small       Commercial/
                     Residential    Industrial    Industrial    Other     Total

 Price variance *      $   (27)      $   68       $   170      $ -      $   211
 Volume variances, net     403         (385)          778        -          796
 Other                    -            -             -          (423)      (423)
                       -------       ------       -------      -----    -------
 Total                 $   376       $ (317)      $   948      $(423)   $   584
                       =======       ======       =======      =====    =======

 * Includes changes in sales mix.

      This increase in net margin is due primarily to an increase in the number of customers served.


(Amounts in thousands except
 degree day data)                        Twelve Months Ended March 31
                                    -----------------------------------------
                                                             Increase
                                      1998        1997      (Decrease)     %
                                    --------    --------    ---------     ---
Gross margin                        $156,515    $151,349    $   5,166       3
Less - Franchise taxes                10,823      10,750           73       1
                                    --------    --------    ---------
  Net margin                        $145,692    $140,599    $   5,093       4
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         20,934      20,005          929       5
  Commercial/small industrial         12,705      12,759          (54)      -
  Large commercial/industrial         34,557      31,710        2,847       9
                                    --------    --------    ---------
                                      68,196      64,474        3,722       6
                                    ========    ========    =========


System average degree days:
  Actual                               3,560       3,154          406      13
  Normal                               3,384       3,384
  Percent colder (warmer) than normal      5%         (7%)

Weather normalization adjustment
 income, net of franchise taxes     $    508    $  3,113    $  (2,605)


       Net margin for the twelve months ended March 31, 1998 increased $5,093,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/    Large
                                     Small      Commercial/
                    Residential    Industrial   Industrial    Other     Total

 Price variance *      $ 2,395        $  602     $(1,659)   $ -        $ 1,338
 Volume variances, net   2,483          (591)      1,954      -          3,846
 Resolution - S. Expansion  -           -           -           734        734
 Other                      -           -           -          (825)      (825)
                       -------        ------     -------      -------  -------
 Total                 $ 4,878        $   11     $   295      $ (91)   $ 5,093
                       =======        ======     =======      =======  =======

* Includes changes in sales mix.

       This increase in net margin is due primarily to an increase in the number of customers served and the general rate increase effective October 1, 1996.

         For the three periods presented,  the weather normalization  adjustment
(WNA) more than offset the positive impact that the increase in consumption by residential and small commercial customers had on net margin. For six months ended March 31, 1998, consumption per degree day by these customers was lower than the historical average consumption per degree day used in the WNA mechanism. Natural gas usage per residential and small commercial customer, excluding the impact of weather, decreased 6% and 5%, respectively, as compared to the same period last year.

         Operating and maintenance expenses for both the three and twelve months ended March 31, 1998 increased 3% as compared to the same periods last year, while decreasing 2% for the six-month period. The change for both the six- and twelve-month periods includes a decrease in net expenses of $1,034,000 related to the voluntary early retirement program incurred during the first quarter of fiscal 1997. Net of this one-time charge, operating and maintenance expenses increased 2% for the six-month period and 5% for the twelve-month period. Also affecting the six- and twelve-month periods is reduced power usage at PSNC's liquefied natural gas facility. All three periods reflect increased costs associated with employee training, outside consulting services in the information systems area, employee wages and health insurance costs. The outside consulting services are associated with the company's Year 2000 compliancy plan further discussed in Changes in Financial Condition. Additionally, meter reading, postage and pipe locating costs increased for all three periods. These increased costs are a result of an increase in the number of customers served. Partially offsetting these increases are lower uncollectible provision expenses and lower incentive compensation costs.

         Depreciation expense increased for the three, six and twelve months ended March 31, 1998 due to utility plant additions. For the six- and twelve-month periods, general taxes increased 2% and 1%, respectively. This increase is due primarily to increased property taxes which are based on higher plant balances for the respective periods. General taxes for the three-month period decreased 4%. This decrease is due primarily to franchise taxes based on decreased operating revenues for the period.

         Other income for the three, six and twelve months ended March 31, 1998 decreased $231,000, $157,000 and $170,000, respectively. The decrease for all periods is primarily the result of lower interest income associated with the Rider D rate mechanism. During fiscal 1998, through an increment in its rates, the company collected previously undercollected gas costs and was able to more closely match its benchmark gas cost with market prices. This resulted in lower Rider D balances. The company's handling of the Rider D rate mechanism is discussed in Changes in Financial Condition. The decrease in other income for the twelve-month period ended March 31, 1998 is due to a $265,000 non-recurring gain related to the sale of land in June 1996 recognized in the twelve months ended March 31, 1997. Partially offsetting these decreases for the six- and twelve-month periods is increased merchandising and jobbing income of $357,000 and $506,000, respectively. The change in merchandising and jobbing income for both the six- and twelve-month periods includes a decrease in net expenses of $235,000 related to the voluntary early retirement program offered during the first quarter of fiscal 1997.

         In December 1996, PSNC and Sonat Marketing Company L.P. formed Sonat Public Service Company L.L.C., with each owning 50%. Prior to December 1996, income from secondary market transactions was recorded as other income. Income from secondary market transactions is now recorded in subsidiary operations net of tax. Income from this joint venture increased for all three periods, partially offsetting the decrease in Rider D interest.

         Interest deductions for the three, six and twelve months ended March 31, 1998 increased 2%, 7% and 12%, respectively, as compared to the same periods last year. These increases reflect the increase in interest expense on short-term debt resulting from higher average bank loans outstanding during the period.

         The change in earnings per share for all three periods reflects increases of 3% in the average number of common shares outstanding as compared to the same periods for the prior year. These increases are primarily due to shares issued through PSNC's dividend reinvestment, employee stock purchase and stock option plans.

Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1998 construction budget is $69,781,000, compared to actual construction expenditures for fiscal 1997 of $60,310,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the six and twelve months ended March 31, 1998 were $31,121,000 and $67,455,000, respectively, as compared to $23,976,000 and $61,271,000 for the same periods for the prior year.

         PSNC is preparing all of its computer systems to be Year 2000 compliant. The company is nearing completion of the renovation of its mainframe system and is in the process of identifying any compliance problems with its non-mainframe systems. Approximately $12,000,000 to replace existing systems is being capitalized into plant. Approximately $3,000,000 to modify existing systems is being amortized over a three-year period in accordance with a North Carolina Utilities Commission (NCUC) order discussed further in Regulatory Matters. PSNC is seeking recovery of Year 2000 costs in its general rate case filed on April 2, 1998. These costs are estimates based on PSNC's analysis to date and are subject to change when the analysis of its systems is completed. PSNC is also in the process of identifying key third parties with which it interfaces and is actively addressing Year 2000 compliance issues and contingencies with those parties.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with seven commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1998, total lines of credit with these banks range from a minimum of $39,000,000 to a winter-period maximum of $85,000,000. PSNC also has uncommitted annual lines of credit totaling $70,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

         Restricted  cash and  temporary  investments  and  restricted  supplier refunds relate to refunds of $9,776,000 received from PSNC's pipeline transportation provider that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         PSNC's business is seasonal in nature as fluctuations in weather dictate natural gas storage injections and withdrawals. Injections of natural gas into storage occur during periods of warm weather (April through October). Withdrawals from storage occur during periods of cold weather (November through March). This seasonality is the primary reason for lower volumes of gas in storage as of March 31, 1998 as compared to September 30, 1997. Seasonality also accounts for the increase in accounts receivable for the same period.

         For the periods ended March 31, 1998, September 30, 1997, and March 31, 1997, net deferred gas costs include $5,023,000, $1,279,000 and $5,264,000, respectively, of gas costs related to unbilled volumes. The balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. Net deferred gas costs at March 31, 1998, September 30, 1997, and March 31, 1997 reflect undercollections from customers.

PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas monthly for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures, which are based upon market prices projected for the succeeding twelve months.

         Deferred charges and other assets include unamortized Year 2000 costs of $2,284,000 discussed further in Regulatory Matters. Deferred charges and other assets also include the restricted cash contribution from Sonat Marketing Company L.P. PSNC's subsidiary, PSNC Production Corporation, and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. Sonat Marketing contributed $4,944,000 for its 50% ownership of which approximately $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution not yet earned if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restricted cash will be released annually in equal amounts beginning in December 1998 and extending through December 2001.

         The increase in accounts payable at March 31, 1998 of $12,704,000 as compared to March 31, 1997 is primarily the result of increased quantities of natural gas purchased at higher costs and increased natural gas brokering and transportation pooling activities.

         On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt. There has been no long-term financing since that time, resulting in an increase in short-term bank loans.

Regulatory Matters

         PSNC currently provides natural gas service to the eastern portion of Haywood County. On April 22, 1997, the NCUC approved PSNC's application to use expansion funds to extend service to western Haywood County, including Waynesville, Clyde and Lake Junaluska, and authorized disbursements from the expansion fund of $4,127,000. PSNC began providing partial service to this area of Haywood County in February 1998. Through March 31, 1998, PSNC spent $3,212,000 on the project, of which $1,728,000 was received from the expansion fund. PSNC requested an additional reimbursement of $681,000 in April 1998.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a

24-inch, 37.5-mile natural gas pipeline, of which PSNC owns 64.5%. It was placed in service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In September 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal Pipeline. As proposed, the pipeline will be extended 67 miles from the termination point of the original Cardinal Pipeline near Haw River to a point southeast of Raleigh and will provide 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG), and will cost an estimated $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45%, and NCNG will own approximately 5% of the combined 104.5-mile pipeline. PSNC, through a subsidiary, will contribute to Cardinal its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On November 6, 1997, the NCUC issued an order granting Cardinal Extension a certificate to construct the new facilities and merge with Cardinal. No appeals of this order were filed within the statutory review period. Right-of-way acquisition has started, and construction will begin in mid-1998. The facilities are expected to be in service on or before November 1, 1999.

         Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia to own and operate a liquefied natural gas storage facility, with an estimated cost of $107,000,000. This facility will be located near Transco's pipeline northwest of Greensboro, North Carolina, and will have a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. The Federal Energy Regulatory Commission (FERC) granted Pine Needle a certificate to construct, own and operate this facility. The NCUC filed a petition for review of the FERC order with the United States Court of Appeals for the District of Columbia. In late 1997, Pine Needle and the NCUC signed an agreement relating to the NCUC's appeal, and the NCUC withdrew its petition. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season. PSNC's subsidiary, PSNC Blue Ridge Corporation, will make an equity capital contribution of approximately $9,000,000 at the end of the construction period.

          On April 29, 1997, the NCUC issued an order authorizing deferred accounting for contract labor costs of approximately $3,000,000 for a project to ensure that PSNC's computer operating systems function properly in the year 2000. The order required a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997 and is seeking to recover unamortized costs in its general rate case filed on April 2, 1998.

         PSNC filed a general rate case with the NCUC on April 2, 1998 asking for a 7.5% or $21,500,000 increase in annual revenue. A general rate order from the NCUC is expected on or about November 1, 1998.

Forward-looking Statements

         Statements contained in this document and the notes to the financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to successfully implement internal performance goals, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), legislative issues, competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

                        PART II.  OTHER INFORMATION


 Item 1.  Legal Proceedings

         As more fully disclosed in Part I under "Environmental  Matters" and in
Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1997, PSNC owns or has owned portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on January 30, 1998, the following members were re-elected to serve on the Board of Directors for a term expiring at the annual meeting in the month and year indicated or until their successors are elected and qualified.

          Director            Term Ending   Votes in Favor  Votes Withheld
  ------------------------    -----------   --------------  --------------
   William C. Burkhart        January 2001     16,028,270       247,960
   Van E. Eure                January 2001     15,958,575       317,655
   William L. O'Brien, Jr.    January 2001     16,023,497       252,733
   Ben R. Rudisill, II        January 2001     15,980,320       295,910


         The following are directors whose term of office continued after the meeting: William A.V. Cecil, Bert Collins, John W. Copeland, D. Wayne Peterson,
G. Smedes York, and Charles E. Zeigler, Jr.

         The amendments to PSNC's Employee Stock Purchase Plan increasing the number of shares available for issuance from 720,000 to 1,020,000, extending the term of the plan from ten to fifteen years, and reducing the waiting period for participation in the Plan from one year to six months of continuous service were approved at the Annual Meeting of Shareholders. As amended, the Employee Stock Purchase Plan will terminate on January 1, 2003.

  For - 15,688,671           Against - 374,625          Abstain - 212,933

         The shareholders also ratified the selection of Arthur Andersen LLP as PSNC's independent public accountants for the fiscal year ending September 30, 1998.

  For - 16,084,746           Against -  84,393          Abstain - 107,090

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Part I Exhibits:

                  27 -     Financial Data Schedule.


         (b)     Reports on Form 8-K

                  There were no reports on Form 8-K filed during three months ended March 31, 1998.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED

                                                        (Registrant)






Date 05/13/98                                /s/Charles E. Zeigler, Jr.
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date 05/13/98                                /s/Jack G. Mason
                                            Jack G. Mason
                                            Vice President - Treasurer
                                            and Chief Financial Officer