Form 10-Q
period 1998-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1998-08-12
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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

Number of shares of Common Stock, $1 par value, outstanding
at July 31, 1998.....................................................20,248,230

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




                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)


                               Three Months Ended   Nine Months Ended   Twelve Months Ended
                                    June 30              June 30              June 30
                               ------------------   ------------------  -------------------
                                 1998      1997       1998       1997     1998       1997
                               --------  --------   --------  --------  --------   --------
Operating revenues             $ 54,532  $ 60,106   $298,520  $303,906  $332,545   $337,006
Cost of gas                      25,890    30,715    160,669   165,894   176,779    182,691
                               --------  --------   --------  --------  --------   --------
Gross margin                     28,642    29,391    137,851   138,012   155,766    154,315
                               --------  --------   --------  --------  --------   --------

Operating expenses and taxes:
  Operating and maintenance      14,500    15,138     45,028    46,223    59,993     60,360
  Provision for depreciation      6,265     5,605     18,520    16,521    24,387     21,725
  General taxes                   3,409     3,518     14,533    14,414    17,043     17,018
  Income taxes                      345       587     18,633    19,509    14,835     16,032
                               --------  --------   --------  --------  --------   --------
                                 24,519    24,848     96,714    96,667   116,258    115,135
                               --------  --------   --------  --------  --------   --------
Operating income                  4,123     4,543     41,137    41,345    39,508     39,180

Other income, net                   742       822      2,643     2,878     3,650      3,632

Interest deductions               4,063     4,080     13,261    12,646    17,870     16,485
                               --------  --------   --------  --------  --------   --------

Net income                     $    802  $  1,285   $ 30,519  $ 31,577  $ 25,288   $ 26,327
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     20,178    19,639     20,051    19,482    19,976     19,408

Basic earnings per share           $.04      $.07      $1.52     $1.62     $1.27      $1.36

Diluted common shares
 outstanding                     20,307    19,738     20,172    19,579    20,089     19,498

Diluted earnings per share         $.04      $.07      $1.51     $1.61     $1.26      $1.35

Cash dividends declared
 per share                         $.24      $.23       $.70      $.67      $.93       $.89




                                               2

                              CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                          ASSETS

                                             Jun 30     Sep 30      Jun 30
                                              1998       1997        1997
                                            --------   --------    --------
Gas utility plant                           $730,182   $684,227    $666,749
  Less - Accumulated depreciation            221,472    203,225     198,560
                                            --------   --------    --------
                                             508,710    481,002     468,189
                                            --------   --------    --------

Non-utility property, net                        606        642         654
                                            --------   --------    --------

Current assets:
  Cash and temporary investments               3,571      1,641       1,965
  Restricted cash and temporary investments   10,109      9,888       9,732
  Receivables, less allowance for
   doubtful accounts                          23,471     26,617      32,174
  Materials and supplies                       8,721      7,645       7,597
  Stored gas inventory                        18,773     20,890      15,337
  Deferred gas costs, net                      6,822     19,338      13,081
  Prepayments and other                        2,636      2,403       2,454
                                            --------   --------    --------
                                              74,103     88,422      82,340
                                            --------   --------    --------

Deferred charges and other assets             18,217     15,076      19,103
                                            --------   --------    --------
  Total                                     $601,636   $585,142    $570,286
                                            ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                     $ 20,189   $ 19,771    $ 19,662
   Capital in excess of par value            130,977    123,474     121,486
   Retained earnings                          80,324     64,123      73,900
                                            --------   --------    --------
                                             231,490    207,368     215,048
  Long-term debt                             174,050    180,850     183,350
                                            --------   --------    --------
                                             405,540    388,218     398,398
                                            --------   --------    --------

Current liabilities:
  Maturities of long-term debt                 9,300      9,300       9,300
  Accounts payable                            21,218     27,799      19,558
  Accrued taxes                               11,493      4,303       9,057
  Customer prepayments and deposits            5,819      6,978       3,859
  Cash dividends and interest                  7,480      8,983       7,156
  Restricted supplier refunds                 10,109      9,888       9,732
  Other                                        4,070      5,150       4,771
                                            --------   --------    --------
                                              69,489     72,401      63,433
  Interim bank loans                          38,000     38,000      23,000
                                            --------   --------    --------
                                             107,489    110,401      86,433
                                            --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                           62,105     59,438      58,684
  Investment tax credits                       3,324      3,780       3,677
  Accrued pension cost                         8,991      9,532       9,205
  Deferred revenues                            2,366      3,100       3,345
  Other                                       11,821     10,673      10,544
                                            --------   --------    --------
                                              88,607     86,523      85,455
                                            --------   --------    --------
  Total                                     $601,636   $585,142    $570,286
                                            ========   ========    ========

                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (In thousands)

                                             Twelve Months Ended
                                                   June 30
                                             -------------------
                                                1998      1997
                                              -------   -------
Balance beginning of period                   $73,900   $64,953
Add - Net income                               25,288    26,327
Deduct - Common stock dividends
          and other                            18,864    17,380
                                              -------   -------

Balance end of period                         $80,324   $73,900
                                              =======   =======



                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                             Nine Months Ended     Twelve Months Ended
                                                  June 30                June 30
                                             ------------------    -------------------

                                               1998      1997        1998       1997
                                             --------  --------    --------   --------

Cash Flows From Operating Activities:
  Net income                                  $30,519   $31,577     $25,288    $26,327
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          20,836    19,115      27,835     25,365
    Deferred income taxes, net                  2,667     2,451       3,421      2,661
                                              -------   -------     -------    -------
                                               54,022    53,143      56,544     54,353
    Change in operating assets and liabilities:
       Receivables, net                         2,535   (15,982)      7,751    (10,234)
       Inventories                              1,039      (367)     (4,562)    (6,953)
       Accounts payable                        (6,581)     (743)      1,661     (4,083)
       Accrued pension cost                      (541)   (3,008)       (215)    (2,474)
       Other                                   14,645     6,239       8,795     (1,099)
                                              -------   -------     -------    -------
                                               65,119    39,282      69,974     29,510
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (47,472)  (40,401)    (67,381)   (57,140)
  Non-utility and other                        (3,004)   (3,872)      1,743     (4,300)
                                              -------   -------     -------    -------
                                              (50,476)  (44,273)    (65,638)   (61,440)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Sale of senior debentures, net of expenses     -       49,404        -        49,404
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       8,093     7,807      10,096      9,736
  Increase (decrease) in interim bank
   loans, net                                    -      (36,500)     15,000     (1,000)
  Retirement of long-term debt
   and common stock                            (7,069)   (4,334)     (9,569)   (10,642)
  Cash dividends                              (13,737)  (12,782)    (18,257)   (16,979)
                                              -------   -------     -------    -------
                                              (12,713)    3,595      (2,730)    30,519
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                          1,930    (1,396)      1,606     (1,411)
Cash and temporary investments
 at beginning of period                         1,641     3,361       1,965      3,376
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 3,571   $ 1,965     $ 3,571    $ 1,965
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $15,135   $12,796     $17,854    $16,403
  Income taxes                                  8,812    11,560      10,187     15,195

                                                               4

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

2. In October 1995, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Awards of Stock-Based Compensation to Employees. This statement defines a fair value method of accounting for stock options or similar equity instruments and was adopted by PSNC beginning October 1, 1996.

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




                                 Three Months Ended                                       Three Months Ended
                                   June 30, 1998                                             June 30, 1997
                     ------------------------------------------               ------------------------------------------

                        Income          Shares        Per Share                 Income           Shares        Per Share
                     (Numerator)    (Denominator)      Amount                 (Numerator)    (Denominator)      Amount
                     -----------    -------------     ---------               -----------    -------------     ---------

Basic EPS
Net income           $  802,000        20,178,000      $  .04                  $ 1,285,000    19,639,000        $ .07

Effect of dilutive                        129,000                                                 99,000
  securities (Options)                 ----------                                             ----------
Diluted EPS
Net income           $  802,000        20,307,000      $  .04                  $ 1,285,000    19,738,000        $ .07
                                      ===========                                             ==========



                                Nine Months Ended                                           Nine Months Ended
                                  June 30, 1998                                               June 30, 1997
                  ----------------------------------------------              -------------------------------------------

                     Income              Shares        Per Share                Income           Shares        Per Share
                  (Numerator)        (Denominator)       Amount               (Numerator)    (Denominator)      Amount
                  -----------        -------------     ---------              -----------    -------------     ----------

Basic EPS
Net income        $30,519,000         20,051,000        $1.52                  $31,577,000    19,482,000        $1.62

Effect of dilutive                       121,000                                                  97,000
  securities (Options)                ----------                                              ----------

Diluted EPS
Net income        $30,519,000         20,172,000        $1.51                  $31,577,000    19,579,000        $1.61
                                      ==========                                              ==========




                            Twelve Months Ended                                              Twelve Months Ended
                               June 30, 1998                                                    June 30, 1997
                   -------------------------------------------                ---------------------------------------------

                     Income           Shares         Per Share                  Income           Shares         Per Share
                   (Numerator)      (Denominator)     Amount                  (Numerator)    (Denominator)        Amount

Basic EPS          -----------      -------------    ---------                ------------   -------------      -----------
Net income         $25,288,000       19,976,000       $1.27                    $26,327,000    19,408,000         $1.36

Effect of dilutive                      113,000                                                   90,000
  securities (Options)               ----------                                               ----------

Diluted EPS
Net income         $25,288,000       20,089,000       $1.26                    $26,327,000    19,498,000         $1.35
                                     ==========                                               ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)             Three Months Ended June 30
                                    ---------------------------------
                                                           Increase
                                      1998       1997     (Decrease)       %
                                    --------   --------    --------       ---
Gross margin                        $ 28,641   $ 29,391    $   (750)       (3)
Less - Franchise taxes                 1,727      1,905        (178)       (9)
                                    --------   --------    --------
  Net margin                        $ 26,914   $ 27,486    $   (572)       (2)
                                    ========   ========    ========

Total volume throughput (DT):
  Residential                          3,169      3,277        (108)       (3)
  Commercial/small industrial          2,198      2,246         (48)       (2)
  Large commercial/industrial          7,695      8,138        (443)       (5)
                                    --------   --------    --------
                                      13,062     13,661        (599)       (4)
                                    ========   ========    ========

System average degree days:
  Actual                                 228        406        (178)      (44)
  Normal                                 258        258
  Percent colder (warmer) than normal    (12%)       57%

Weather normalization adjustment
 income, net of franchise taxes     $    285   $    907    $   (622)

Customers at end of period:
  Residential                        276,990    262,780      14,210         5
  Commercial/small industrial         40,669     39,385       1,284         3
  Large commercial/industrial          2,433      2,405          28         1
                                    --------   --------    --------
                                     320,092    304,570      15,522         5
                                    ========   ========    ========


       Net margin for the three months ended June 30, 1998 decreased $572,000 as compared to the same period last year. This decrease in net margin is attributable to the items shown below (in thousands):

                                   Commercial/     Large
                                     Small       Commercial/
                    Residential    Industrial    Industrial    Other      Total
                    -----------    ----------    ----------    -----     ------
  Price variance *      $  (51)      $   (8)      $  (164)    $ -        $ (223)
  Volume variances, net   (456)         (52)         (162)      -          (670)
  Other                   -            -             -           321        321
                        ------       ------       -------     ------     ------
  Total                 $ (507)      $  (60)      $  (326)    $  321     $ (572)
                        ======       ======       =======     ======     ======

 *Includes changes in sales mix.

     This decrease in net margin is due primarily to a decrease in the volume of natural gas sold related to weather that was 44% warmer than the same period last year.


(Amounts in thousands except
 degree day data)                          Nine Months Ended June 30
                                    --------------------------------
                                                             Increase
                                      1998        1997      (Decrease)     %
                                    --------    --------    ---------     ---
Gross margin                        $137,851    $138,012    $    (161)      -
Less - Franchise taxes                 9,580       9,754         (174)     (2)
                                    --------    --------    ---------
  Net margin                        $128,271    $128,258    $      13       -
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         19,717      18,653        1,064       6
  Commercial/small industrial         11,297      11,011          286       3
  Large commercial/industrial         26,731      25,597        1,134       4
                                    --------    --------    ---------
                                      57,745      55,261        2,484       4
                                    ========    ========    =========

System average degree days:
  Actual                               3,360       3,231          129       4
  Normal                               3,367       3,367
  Percent colder (warmer) than normal   -             (4%)

Weather normalization adjustment
 income, net of
 franchise taxes                    $    113    $  5,961    $  (5,848)


     Net margin for the nine months ended June 30, 1998 increased $13,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                    Commercial/     Large
                                      Small       Commercial/
                     Residential    Industrial    Industrial   Other     Total
                     -----------    ----------    ----------   -----     ------
 Price variance *       $   (78)      $   61       $     9     $ -      $    (8)
 Volume variances, net      (53)        (437)          615       -          125
 Other                     -            -             -         (104)      (104)
                        -------       ------       -------     -----    -------
 Total                  $  (131)      $ (376)      $   624     $(104)   $    13
                        =======       ======       =======     =====    =======

 * Includes changes in sales mix.

      This increase in net margin is due primarily to an increase in the number of customers served.


(Amounts in thousands except
 degree day data)                        Twelve Months Ended June 30
                                    --------------------------------
                                                             Increase
                                      1998        1997      (Decrease)     %
                                    --------    --------    ---------     ---
Gross margin                        $155,765    $154,315    $   1,450       1
Less - Franchise taxes                10,644      10,785         (141)     (1)
                                    --------    --------    ---------
  Net margin                        $145,121    $143,530    $   1,591       1
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         20,825      19,672        1,153       6
  Commercial/small industrial         12,658      12,456          202       2
  Large commercial/industrial         34,114      32,300        1,814       6
                                    --------    --------    ---------
                                      67,597      64,428        3,169       5
                                    ========    ========    =========


System average degree days:
  Actual                               3,382       3,242          140       4
  Normal                               3,384       3,384
  Percent colder (warmer) than normal   -             (4%)

Weather normalization adjustment
 income, net of franchise taxes     $    113    $  5,963    $  (5,850)


       Net margin for the twelve months ended June 30, 1998 increased $1,591,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/     Large
                                     Small       Commercial/
                    Residential    Industrial    Industrial    Other      Total
                    -----------    ----------    ----------  -------    -------
 Price variance *     $   396        $  192     $  (860)     $ -        $  (272)
 Volume variances, net    564          (533)      1,170        -          1,201
 Resolution-S.Expansion  -             -           -             734        734
 Other                   -             -           -             (72)       (72)
                      -------        ------     -------      -------    -------
 Total                $   960        $ (341)    $   310      $   662    $ 1,591
                      =======        ======     =======      =======    =======

* Includes changes in sales mix.

       This increase in net margin is due primarily to an increase in the number of customers served and the general rate increase effective October 1, 1996.

         For the nine- and twelve-month periods, the weather normalization adjustment (WNA) mechanism more than offset the impact that increased consumption by residential and small commercial customers had on net margin because consumption per degree day by these customers was lower than the historical average used in the WNA mechanism. Natural gas usage per residential and small commercial customers, excluding the impact of weather, decreased 5% and 3%, respectively, as compared to the same periods last year.

         Operating and maintenance expenses for three, nine and twelve months ended June 30, 1998 decreased 4%, 3% and 1%, respectively. The change for both the nine- and twelve-month periods includes a decrease in net expenses related to the voluntary early retirement program incurred during the first quarter of fiscal 1997. Net of this one-time charge, operating and maintenance expenses remained relatively flat for both periods. Affecting all three periods presented is an increase in costs associated with employee training, outside consulting services, employee wages and health insurance costs. The outside consulting services are associated with the company's Year 2000 compliance plan further discussed in Changes in Financial Condition. Additionally, postage increased for the nine- and twelve-month periods, and meter reading and pipe locating costs increased for all three periods. These increased costs are a result of an increase in the number of customers served. Offsetting these increases for all three periods are lower legal expenses, uncollectible provision expenses, liquefied natural gas facility power usage and incentive compensation costs. Lower overtime wages for the quarter ended June 30, 1998 partially offset the increase in labor costs for that period.

         Depreciation expense increased 12% for the three, nine and twelve months ended June 30, 1998 due to utility plant additions.

         Other income for the three and nine months ended June 30, 1998 decreased $80,000 and $235,000 as compared to the same periods last year, while remaining relatively flat for the twelve-month period. Affecting all periods is lower interest income associated with the Rider D rate mechanism. During fiscal 1998, through an increment in its rates, the company collected previously undercollected gas costs and was able to more closely match its benchmark gas cost with market prices. This resulted in a lower Rider D receivable balance. The company's handling of the Rider D rate mechanism is discussed in Changes in Financial Condition. Partially offsetting these decreases is increased merchandising and jobbing income of $223,000, $581,000 and $661,000, respectively. The change in merchandising and jobbing income for both the nine- and twelve-month periods includes a decrease in net expenses related to the voluntary early retirement program offered during the first quarter of fiscal 1997.

         In December 1996, PSNC and Sonat Marketing Company L.P. formed Sonat Public Service Company L.L.C., with each owning 50%. Prior to December 1996, income from secondary market transactions was recorded as other income. Income from secondary market transactions is now recorded in subsidiary operations net of tax. Income from this joint venture increased for the nine- and twelve-month periods, offsetting the decrease in Rider D interest.

         Interest deductions for the nine and twelve months ended June 30, 1998 increased 5% and 8%, respectively, as compared to the same periods last year. These increases reflect the increase in interest expense on short-term debt resulting from higher average bank loans outstanding during the period. Also contributing to the increase for the nine- and twelve-month periods is an increase in interest expense associated with the December 17, 1996 issuance of $50,000,000 of 7.45% Senior Debentures due 2026.

         The change in earnings per share for all three periods reflects increases of 3% in the average number of common shares outstanding as compared to the same periods for the prior year. These increases are primarily due to shares issued through PSNC's dividend reinvestment, employee stock purchase and stock option plans.

         On April 28, 1998, the Board of Directors increased PSNC's quarterly cash dividend by $.01 per share, from $.23 to $.24, payable July 1, 1998 to shareholders of record June 10, 1998.

Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1998 construction budget is $69,781,000, compared to actual construction expenditures for fiscal 1997 of $60,310,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the nine and twelve months ended June 30, 1998 were $47,472,000 and $67,381,000, respectively, as compared to $40,401,000 and $57,140,000 for the same periods for the prior year.

         PSNC is preparing all of its computer systems to be Year 2000 compliant. The company is nearing completion of the renovation of its mainframe system and is in the process of identifying any compliance problems with its non-mainframe systems. Approximately $12,000,000 to replace existing systems is being capitalized into plant. Approximately $3,300,000 to modify existing systems is being amortized over a three-year period in accordance with a North Carolina Utilities Commission (NCUC) order discussed further in Regulatory Matters. These costs are estimates based on PSNC's analysis to date and are subject to change after the modification of its systems is completed. PSNC is seeking recovery of Year 2000 compliance costs in its general rate case filed on April 2, 1998. PSNC is also in the process of identifying key third parties with which it interfaces and is actively addressing Year 2000 compliance issues and contingencies with those parties.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with six commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1998, total lines of credit with these banks range from a minimum of $39,000,000 to a winter-period maximum of $85,000,000. PSNC also has uncommitted annual lines of credit totaling $70,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance a portion of construction expenditures, stored gas inventories and other corporate needs.

         Restricted  cash and  temporary  investments  and  restricted  supplier refunds relate to refunds of $10,108,000 received from PSNC's pipeline transportation provider that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         The decrease in receivables at June 30, 1998 as compared to June 30, 1997 includes a $7,500,000 loan made to a real estate developer for the purpose of constructing office and warehouse space for PSNC. This receivable was paid upon PSNC's acquisition of the property in August 1997.

         As of June 30, 1998, September 30, 1997, and June 30, 1997, net deferred gas costs include $828,000, $1,279,000 and $1,621,000, respectively, of gas costs related to unbilled volumes. The balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. Net deferred gas costs at June 30, 1998, September 30, 1997, and June 30, 1997 reflect undercollections from customers. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas monthly for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures, which are based upon market prices projected for the succeeding twelve months.

         At June 30, 1998, deferred charges and other assets include unamortized Year 2000 compliance costs of $2,913,000 discussed further in Regulatory Matters. Deferred charges and other assets also include the restricted cash contribution from Sonat Marketing Company L.P. PSNC Production Corporation, a subsidiary of PSNC, and Sonat Marketing Company L.P., a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. Sonat Marketing contributed $4,944,000 for its 50% ownership of which approximately $4,845,000 is currently restricted. Sonat Marketing is entitled to a partial refund of its contribution not yet earned if the economics of the transaction are adversely modified by any regulatory body over a five-year period. Restricted cash will be released annually in equal amounts beginning in December 1998 and extending through December 2001.

         The decrease in accounts payable at June 30, 1998 as compared to September 30, 1997 is primarily due to reduced secondary market activity and natural gas purchased at a lower cost.

         On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt. There has been no long-term financing since that time, resulting in an increase in short-term bank loans.

Regulatory Matters

         PSNC currently provides natural gas service to the eastern portion of Haywood County. On April 22, 1997, the NCUC approved PSNC's application to use expansion funds to extend service to western Haywood County, including Waynesville, Clyde and Lake Junaluska, and authorized disbursements from the expansion fund of $4,127,000. Through June 30, 1998, PSNC had spent $4,423,000 on the project, of which $2,409,000 was reimbursed from the expansion fund. In July 1998, PSNC received $408,000 from the fund and requested an additional $501,000.

         On July 6, 1998, PSNC filed an application with the NCUC requesting expansion funds in the amount of $5,330,000 to extend natural gas service into Alexander County. Most of Alexander County lies within PSNC's franchised service territory and is currently not provided natural gas service. PSNC estimates that the cost of the project will be $6,188,000. A hearing on this application has been set for November 18, 1998.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline, of which PSNC owns 64.5%. It was placed in service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In

September 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) signed a letter of intent to form Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal Pipeline. As proposed, the pipeline will be extended 67 miles from the termination point of the original Cardinal Pipeline near Haw River to a point southeast of Raleigh, will provide 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG) and will cost an estimated $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45%, and NCNG will own approximately 5% of the combined 104.5-mile pipeline. PSNC will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000 for its 33% interest. On November 6, 1997, the NCUC issued an order granting Cardinal Extension a certificate to construct the new facilities and merge with Cardinal. No appeals of this order were filed within the statutory review period. The facilities are expected to be in service on or before November 1, 1999.

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

          On April 29, 1997, the NCUC issued an order authorizing deferred accounting for contract labor costs of approximately $3,300,000 for a project to ensure that PSNC's computer operating systems function properly in the year 2000. The order required a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997 and is seeking to recover unamortized costs in its general rate case filed on April 2, 1998.

         PSNC filed a general rate case with the NCUC on April 2, 1998 asking for a 7.5% or $21,500,000 increase in annual revenue. A hearing on this filing has been scheduled to begin on August 25, 1998. A general rate order from the NCUC is expected on or about November 1, 1998.

Recently Issued but Not Yet Effective Accounting Statements


         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises certain footnote disclosures and adds new disclosures related to pensions and other postretirement benefit plans. It does not change the measurement and recognition requirements for those plans. Therefore, this statement will not have any impact on PSNC's consolidated financial position, results of operations or cash flows. This statement will be adopted by PSNC effective October 1, 1998.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         This statement will be adopted by PSNC effective October 1, 1999. PSNC has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption. However, PSNC does not anticipate the adoption of this statement to have a material impact on PSNC's consolidated financial position, results of operations or cash flows.

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

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         Shareholder proposals relating to the company's 1999 annual meeting of shareholders to be considered for inclusion in the proxy statement to be provided to shareholders in connection with the solicitation of proxies by the Board for use at such meeting must be received by the company no later than August 24, 1998. Any other proposal that a shareholder wishes to bring before the 1999 annual meeting of shareholders must be received by the company no later than November 6, 1998. All proposals must comply with the requirements and conditions established by the Securities and Exchange Commission. All proposals must be mailed to the Secretary of the company at Post Office Box 1398, Gastonia, North Carolina 28053-1398.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Part I Exhibits:

                  27 -     Financial Data Schedule.


         (b)     Reports on Form 8-K

                  There were no reports on Form 8-K filed during three months ended June 30, 1998.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED

                                                        (Registrant)





Date 08/12/98                                /s/Charles E. Zeigler, Jr.
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date 08/12/98                                /s/Jack G. Mason
                                            Jack G. Mason
                                            Vice President - Treasurer
                                            and Chief Financial Officer