Form 10-K405
period 1998-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1998-12-21
CIK 81025

--------------------------------------------------------------------------------


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                         ----------------------

                              FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 -  For the transition period from __________ to __________

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

            Securities registered pursuant to Section 12(b)of the Act:

COMMON STOCK, PAR VALUE $1 PER SHARE          NEW YORK STOCK EXCHANGE
       (Title of Class)              (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                    ----------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and
will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
                            ----------------------

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at November 30, 1998 . . . . . . . . . . . . . . $495,217,957
                            ---------------------
Number of shares of Common Stock, $1 par value, outstanding at November 30, 1998
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20,368,862

Documents incorporated by reference:

         Portions of the proxy statement dated December 16, 1998, relating to the January 29, 1999 annual meeting of shareholders, are incorporated by reference into Part III of this annual report.

--------------------------------------------------------------------------------

     PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                              FORM 10-K

                          ANNUAL REPORT TO
               THE SECURITIES AND EXCHANGE COMMISSION
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                           -------------

                         TABLE OF CONTENTS

Item                                                                        Page

                                 PART I.

  1.     Business............................................................. 2
         Executive Officers of the Registrant.................................12
  2.     Properties...........................................................13
  3.     Legal Proceedings....................................................14
  4.     Submission of Matters to a Vote of Security Holders..................14

                                 PART II.

  5.     Market for the Registrant's Common Stock and
           Related Shareholder Matters........................................14
  6.     Selected Financial Data..............................................15
  7.     Management's Discussion and Analysis of Results
           of Operations and Financial Condition..............................16
  8.     Financial Statements and Supplementary Data..........................29
  9.     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure................................52

                                PART III.

10.      Directors and Executive Officers of the Registrant...................52
11.      Executive Compensation...............................................52
12.      Security Ownership of Certain Beneficial Owners
           and Management.....................................................53
13.      Certain Relationships and Related Transactions.......................53

                                PART IV.

14.      Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................53
         Signatures...........................................................60
         Exhibit Index........................................................61

       PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                PART I

Item 1.  Business


General

         Public Service Company of North Carolina, Incorporated (PSNC) is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 334,000 residential, commercial and industrial customers in North Carolina. PSNC was organized as a North Carolina corporation in 1938, and its corporate office is located at 400 Cox Road, P. O. Box 1398, Gastonia, North Carolina 28053-1398, telephone (704) 864-6731.

         In connection with its natural gas distribution business, PSNC promotes, sells and installs both new and replacement cooking, water heating, laundry, space heating, cooling and humidity control natural gas appliances and equipment. PSNC, through a nonregulated subsidiary, provides conversion and maintenance services for natural gas-fueled vehicles (NGVs) in selected cities in and beyond its franchised territory. PSNC, through a subsidiary and a multi-state joint venture with Sonat Marketing Company L.P., also participates in nonregulated businesses such as natural gas brokering and supply services.

         During  fiscal  1998,  1997  and  1996,  no  single  customer   account
contributed more than 2% of PSNC's total operating revenues.

         PSNC has no reportable industry segments. Revenues attributable to natural gas distribution, merchandise and jobbing, and gas marketing and other activities for each of the fiscal years in the three-year period ended September 30, 1998 were as follows (in thousands):

                                     1998       1997       1996
                                   --------   --------   --------
Natural Gas Distribution(1)        $330,672   $337,930   $308,882
Merchandise and Jobbing(2)           10,096     10,053      9,444
Gas Marketing/Other
 Activities(1)                       35,604     19,938     20,179
                                   --------   --------   --------
Total                              $376,372   $367,921   $338,505
                                   ========   ========   ========


         (1) See "Results of Operations" on page 16 of this annual report.
         (2) Primarily the sale and installation of gas appliances.

Service Territory

         PSNC's 31-county franchised service territory includes Raleigh, Durham and the Research Triangle Park area in the north central portion of the state; this area accounts for approximately 61% of PSNC's customers and 52% of its throughput (total gas sales and transportation) in fiscal 1998. PSNC's central area includes the cities of Gastonia, Concord and Statesville which are located in the greater Charlotte metropolitan area; this area accounts for 27% of customers and 33% of throughput. PSNC's western area includes Asheville, Hendersonville and Brevard, and accounts for the remaining 12% of customers and 15% of throughput. PSNC's diversified industrial base in its service territory includes manufacturers of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC's utility operations are regulated by the North Carolina Utilities Commission (NCUC).

         Over 2.5 million people reside in PSNC's franchised territory. During the past three fiscal years, PSNC has added approximately 45,000 new customers to its natural gas transmission and distribution systems. Of those customers, 39,900 were residential, 5,000 were commercial, and 100 were industrial. The resulting 5.2% annual growth rate is nearly three times the national industry average. PSNC's compounded annual customer growth rate since fiscal 1988 has been 5.1%. PSNC attributes this growth rate to two primary factors:

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

Business Strategy

         PSNC is expanding its transmission and distribution systems to deliver more natural gas throughout its service territory. Of its total construction expenditures of $65.3 million in fiscal 1998, $60.3 million in fiscal 1997 and $60.4 million in fiscal 1996, approximately $48.3 million, $46.5 million and $45.6 million, respectively, were expended on the construction of transmission and distribution pipelines.

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

         PSNC's internal focus has been to streamline its organizational structure and improve the performance of management and employees. PSNC has also focused on increasing employee efficiency, improving its number of customers per employee ratio over the last three years from 245 at September 30, 1995 to 304 at September 30, 1998. At November 30, 1998, PSNC had 320 customers per employee.

Gas Supply

         Effective August 1, 1991, PSNC's primary pipeline supplier, Transcontinental Gas Pipe Line Corporation (Transco), became the first major pipeline to offer unbundled open-access transportation and storage services. The primary advantage is that PSNC now chooses and manages its gas supply, transportation and storage service requirements separately rather than having to rely upon a pipeline supplier whose service options are bundled together and then offered as a single city gate sales service. Unbundled open- access transportation and storage services, however, do shift the risk of ensuring an adequate supply of gas from the interstate pipelines to PSNC.

         As a result of FERC Order 636, which restructured the interstate natural gas transportation industry, PSNC's gas purchasing practices have changed significantly during the past few years. The FERC approved Transco's restructuring settlement effective November 1, 1993, and essentially preserved Transco's existing firm service settlement with PSNC. PSNC has not experienced any material adverse effect on its financial position or results of operations as a result of the order. Furthermore, management believes that Order No. 636 and the Transco settlement order will provide gas services marketing opportunities both on and off the existing pipeline system for PSNC and its subsidiaries, which should provide an overall net benefit to PSNC.

         PSNC purchases for resale most of the natural gas that it delivers (throughput) to its customers. The balance of its throughput is natural gas purchased by certain large-volume commercial and industrial customers directly from various producers and marketers. This gas is transported to these customers by PSNC at a rate which enables PSNC to earn a margin equivalent to that which it would have earned by selling the same quantity of gas to these customers. Quantities of transported gas represented approximately 37%, 36% and 26% of PSNC's total throughput for fiscal 1998, 1997 and 1996, respectively.

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

         The following table summarizes the natural gas supply sources and transportation arrangements available to PSNC under contract with Transco and CNG Transmission Company (CNG). All amounts are shown in dekatherms (DT), a unit of heating value equal to one million British Thermal Units (BTU). PSNC's backhaul arrangement with CNG makes available additional daily capacity of 70,000 DT and is for a combination of storage and firm transportation. Natural gas purchased by PSNC from other sources is transported by Transco and CNG. Natural gas purchased directly from Williams Energy Services Company, a Transco marketing affiliate, accounted for 21% and 33%, respectively, of PSNC's supply in fiscal 1998 and 1997.

                                Daily                                  Contract
                               Deliver-           Annual              Expiration
  Type of Contract             ability           Quantity                Date
-------------------------      --------         ----------            ----------
Firm Sales Service (1)           33,542         12,242,830              3/31/02
Firm Sales Service (1)           41,928         15,303,720              3/31/02
Firm Transportation             164,151         59,915,115              1/31/12
Firm Transportation               5,175          1,888,875             10/31/07
Incremental Firm Transportation   2,264            826,360              3/16/02

Winter Firm Transportation
 (December 1 through
  February 28)                    4,347            391,230              7/31/11
Southern Expansion Firm
 Transportation:
   November and March            35,397
   December through February     39,330          5,698,917             10/31/05
Southeast Expansion Firm
 Transportation:
   Phase 1                        6,064          2,213,360             11/01/14
   Phase 2                       20,759          7,577,035             11/01/15
   Phase 3                       17,804          6,498,460             11/01/15
CNG Firm Transportation          30,331         11,070,815                (2)

---------------
        (1) These are separate and concurrent contracts.
        (2) These represent multiple contracts which expire on dates ranging from 10/31/99 to 10/31/16.

        As discussed further in Note 2 to the financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) to construct and operate an intrastate transmission pipeline. It was placed into service in December 1994 and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will be extended 67.5 miles from the existing termination point of Cardinal Pipeline at Haw River, North Carolina, to a point southeast of Raleigh and will provide 140 million cubic feet per day (mmcf/day) of additional firm capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG). The extension is estimated to cost $75 million. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45% and NCNG will own approximately 5% of Cardinal Extension. Construction began in November 1998, and the facilities are expected to be in service on or before November 1, 1999.

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


                                 Daily                                 Contract
                                Deliver-                              Expiration
    Storage Facility            ability            Capacity              Date
------------------------        --------           ---------          ----------
CNG General Storage (1)          39,669            2,476,000            3/31/16
Transco General Storage          33,218            1,923,485            3/31/13
Transco Washington
  Storage (2)                    32,870            2,794,500            3/31/00
Transco LNG Storage               5,175               25,875           10/31/16
Transco Eminence Storage         47,221              475,111           10/31/13
Cove Point LNG Storage           25,000              250,000            4/15/06
PSNC LNG Storage (3)            100,000            1,040,000              N/A
Columbia Gas Transmission (4)    23,556            2,120,040           10/31/13



         (1) 700,000 of this capacity expires 3/31/08; 696,000 expires 3/31/13; and 1,080,000 expires 3/31/16.
         (2) No peak day delivery assured by contract.
         (3) Amounts shown represent maximum peak day capacity.
         (4) 50% of this capacity expires 10/31/12; balance expires 10/31/13.

         As discussed further in Note 2 to the financial statements, Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia to own and operate a liquefied natural gas storage facility. The facility will be located near Transco's transmission pipeline northwest of Greensboro, North Carolina. It will have a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. PSNC's subsidiary, PSNC Blue Ridge Corporation, will own 17% of Pine Needle. PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. Construction began in 1997 at an estimated cost of $107 million. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season.

Competition

         Although PSNC is the sole distributor of natural gas in its service area, it faces competition from suppliers of alternate fuels and other types of energy. Competition is strongest for sales to large-volume commercial and industrial customers having alternate fuel capability but exists for all other customer classes as well.

         During fiscal 1998, approximately 37% of gas delivered by PSNC was delivered to large-volume commercial and industrial customers having alternate fuel capability. The primary alternate fuels available to these customers are fuel oil and propane, and, to a lesser extent, coal and combustible wood products. The NCUC has approved a rate structure that allows PSNC to negotiate reduced rates in order to match the cost of alternate fuels to individual customers and recover the lost margin from other classes of customers. PSNC anticipates that the need to negotiate reduced rates with these customers will continue.

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

Regulation and Rates

         PSNC's natural gas transmission and distribution business is subject to regulation by the NCUC, including rates, issuance of securities, adequacy of service, safety standards, extension and abandonment of facilities, accounting and depreciation rates. The NCUC has seven commissioners appointed by the Governor of North Carolina for staggered eight-year terms. In an order issued in PSNC's last general rate case filed in April 1998, the NCUC granted PSNC an increase in annual revenue of $12,400,000 effective as of November 1, 1998. The order allows PSNC an opportunity to earn a 9.82% overall return on its net utility investment. Parties to the rate case have 30 days from the date of the order to file a notice of appeal and exceptions. On November 30, 1998, the NCUC granted a motion filed by the Carolina Utility Customers Association, Inc.
(CUCA), a party to PSNC's general rate case, to extend the time for filing a notice of appeal and exceptions until December 21, 1998. On December 18, 1998, CUCA formally appealed the general rate case order by filing a notice of appeal and exceptions with the NCUC. Management has not had an opportunity to review this notice and exceptions.

         PSNC's  rates  include a  weather  normalization  adjustment  mechanism
(WNA). The WNA was initially approved in 1991 and is in effect for bills rendered during the period from November 1 through April 30 of each year. The WNA applies only to residential and small general service rates and affects only the non-gas portion of PSNC's rates. Sales to large-volume customers are not normalized because natural gas usage for such customers is significantly less weather-sensitive. The WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. This prevents the undercollection or overcollection of non-gas costs due to variations in the quantity of natural gas delivered when weather deviates from normal. The WNA does not change the seasonality of PSNC's earnings and cash flow; however, it does reduce fluctuations caused by abnormal weather.

         PSNC also operates under two other rate provisions that serve to reduce fluctuations in PSNC's earnings. First, its Rider D rate mechanism allows PSNC to recover, in any manner authorized by the NCUC, margin losses on negotiated gas sales to large commercial and industrial customers with alternate fuel capability. The Rider D rate mechanism also allows PSNC to recover from customers all prudently incurred gas costs, including changes in natural gas prices. Second, PSNC operates with full margin transportation rates. These rates allow PSNC to earn the same margin on gas delivered to customers regardless of whether the gas is sold or only transported by PSNC to the customer.

         PSNC's rates are established using a base cost of gas approved by the NCUC which may be modified periodically to reflect changes in the market price of natural gas and changes in the rates charged by PSNC's pipeline transporters. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The rules of the NCUC allow recovery of all prudently incurred gas costs. Also, the NCUC reviews PSNC's gas purchasing practices annually.

         On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas each month for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to better manage its deferred gas costs balance by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures.

         In April 1992, the NCUC adopted rules to implement the expansion fund program established by the North Carolina General Assembly in July 1991. This act permits the establishment of expansion funds to be used by each North Carolina LDC to expand natural gas service to areas that they are certificated to serve that would otherwise not be economically feasible to serve. Separate funds have been established for use solely in each LDC's certificated service territory. Sources for expansion funds may be each LDC's respective supplier refunds, special surcharges or other sources permitted by the NCUC. Subject to the NCUC's rules and availability of funds, the LDCs will be allowed to utilize the expansion funds to the extent necessary to make such projects feasible on a net present value basis. The balance of the funding for projects will be supplied by the LDC. Seven counties in PSNC's franchised territory are currently unserved as are certain areas in other counties. On June 3, 1993, the NCUC entered an order creating an expansion fund for PSNC in the Office of the State Treasurer. PSNC began providing natural gas service in McDowell County during December 1996. This was the first project undertaken by PSNC using monies from its expansion fund. On April 22, 1997, the NCUC approved PSNC's application to use expansion funds to extend service to western Haywood county, including Waynesville, Clyde and Lake Junaluska. This project was completed in July 1998. On July 6, 1998, PSNC filed an application with the NCUC to extend natural gas service into Alexander County. Most of Alexander County lies within PSNC's franchised service territory and is not currently provided natural gas service. An order is expected during the first quarter of calendar 1999.

         On November 14, 1996, PSNC filed an application with the NCUC requesting deferral accounting treatment for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997. Approximately $4,000,000 of these costs have been incurred to date. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.

Franchises

         Effective July 15, 1996, the NCUC granted PSNC certificates of public convenience and necessity to serve seven additional counties in western North Carolina. PSNC's certificated service territory now consists of all or parts of 31 counties in North Carolina. Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without having obtained such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by an LDC and not receiving similar service from another public utility.

         On December  8, 1998,  the NCUC  transferred  the  franchise  for Macon
County to the City of Toccoa, Georgia, and the Municipal Gas Authority of Georgia. On March 9, 1998, the NCUC approved a financing plan and authorized the transfer of the franchise for Warren County to Frontier Energy, LLC. PSNC voluntarily relinquished these franchises and supports efforts to provide natural gas service to rural areas.

         PSNC has nonexclusive franchises from 65 municipalities in which it delivers natural gas; the other communities served by PSNC have not required franchises. The expiration dates of those franchises having specific expiration provisions range from 1999 to 2029. The franchises contain no restrictions of a materially burdensome nature and are adequate for PSNC's business as presently, and as proposed to be, conducted. These franchises have been routinely renewed by the municipalities when they expire.

Non-utility Businesses

         In December 1996, PSNC Production Corporation (PSNC Production) and Sonat Marketing Company L.P. (Sonat Marketing), a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. (Sonat Public Service), each owning 50% of the new company. PSNC Production transferred its gas brokering activities to Sonat Public Service, which now serves approximately 500 accounts both on and off PSNC's system. Clean Energy Enterprises, Inc. continued its activities in the refueling of natural gas vehicles and the conversion of gasoline-fueled vehicles to natural gas.

Environmental Matters

         PSNC is subject to regulation with regard to environmental matters by various federal, state and local authorities. PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC has recorded a total liability of $3,705,000, which represents the minimum amount of the range of $3,705,000 to $50,145,000 expected for investigating and monitoring the extent of environmental degradation and of implementing remedial procedures. See Note 7 to the consolidated financial statements for further details regarding this and other environmental matters related to PSNC.

Employees

         At November 30, 1998, PSNC had 1,047 full-time employees compared with 1,125 at November 30, 1997. PSNC considers its relationship with its employees to be good and has never experienced a strike or work stoppage. PSNC has collective bargaining agreements with the International Chemical Workers Union Council of the United Food and Commercial Workers locals representing approximately 300 construction and service employees. These three-year collective bargaining agreements will expire in December 1999.

Seasonality

         Due to the seasonal nature of PSNC's business, the first six months of its fiscal year are generally the most profitable. During fiscal 1998, the quarters ended December 31 and March 31 together accounted for approximately 75% of PSNC's natural gas sales revenues and volumes. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.



OPERATING STATISTICS


                                                        For the Fiscal Years Ended September 30,
                                      -------------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                      -------------   ------------   ------------   ------------   ------------

OPERATING REVENUES - GAS:
  Residential Sales                    $183,813,279   $183,391,700   $162,967,260   $135,846,213   $137,986,651
  Commercial Sales                       78,956,618     84,120,824     74,444,770     57,783,940     67,679,342
  Industrial Sales                       39,737,329     46,147,690     52,460,676     31,483,864     49,970,780
  Gas Transported for Others             26,802,284     22,695,985     17,737,092     21,746,901     17,031,426
  Miscellaneous                           1,362,259      1,573,982      1,272,281      1,032,096      1,036,857
                                       ------------   ------------   ------------   ------------   ------------
          Total                        $330,671,770   $337,930,181   $308,882,079   $247,893,014   $273,705,056
                                       ============   ============   ============   ============   ============

GAS SUPPLY (DT):
  Natural Gas Purchased                  46,207,910     46,544,234     51,841,058     37,790,467     47,390,194
  Less Increase (Decrease) in Storage     1,686,462      2,055,564        471,720       (257,091)     1,466,236
  Less Unbilled, Unaccounted For,
   Company Use and Other                  2,192,820      2,519,194      2,518,774      1,979,901      2,156,027
                                         ----------     ----------     ----------     ----------     ----------
          Total Gas Sold                 42,328,628     41,969,476     48,850,564     36,067,657     43,767,931
                                         ==========     ==========     ==========     ==========     ==========

GAS DELIVERED (DT):
  Residential Sales                      20,795,108     19,760,537     22,398,288     17,566,948     18,781,482
  Commercial Sales                       12,324,159     12,769,424     13,925,422     10,827,444     12,261,918
  Industrial Sales                        9,209,361      9,439,515     12,526,854      7,673,265     12,724,531
  Gas Transported for Others             25,110,949     23,143,824     16,795,268     22,551,006     15,120,391
                                         ----------     ----------     ----------     ----------     ----------
          Total                          67,439,577     65,113,300     65,645,832     58,618,663     58,888,322
                                         ==========     ==========     ==========     ==========     ==========


NUMBER OF CUSTOMERS (AT YEAR END):
  Residential                               278,760        264,129        248,940        246,877        234,957
  Commercial/small industrial                40,538         39,349         38,624 (2)     29,497         27,806
  Large commercial/industrial                 2,433          2,419 (3)      1,677            389            376
                                            -------        -------        -------        -------        -------
          Total                             321,731        305,897        289,241        276,763        263,139
                                            =======        =======        =======        =======        =======

PER RESIDENTIAL CUSTOMER:
  Average Gas Used (DT)                       74.60          74.82          89.98          71.16          79.94
  Average Revenue                           $659.42        $694.36        $654.67        $550.28        $587.31
  Revenue per DT                              $8.84          $9.28          $7.28          $7.73          $7.35

ANNUAL HEATING DEGREE DAYS (1):
  Actual                                      3,366          3,253          3,856          3,030          3,415
  Normal                                      3,384          3,384          3,402          3,384          3,384
  Percent of Normal                              99%            96%           113%            90%           101%

PEAK DAY DELIVERY (DT)                      416,198        406,742        433,045        403,581        420,597


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

                 EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                         Date Elected
Name and Age (1)                              Title (1)                                   An Officer
Charles E. Zeigler, Jr.                Chairman, President and                             11/01/86
   Age - 52                              Chief Executive Officer
Jack G. Mason                          Vice President - Finance                            03/01/95
   Age - 41
Boyce C. Morrow, Jr.                   Vice President -                                    03/01/90
   Age - 54                              External Affairs
Jerry W. Richardson                    Vice President - Engineering                        02/23/82
   Age - 53                              and System Logistics
Robert D. Voigt                        Vice President -                                    09/01/81
   Age - 47                              Organizational Development
Franklin H. Yoho                       Vice President - Marketing                          02/01/91
   Age - 39                              and Gas Supply
Sharon D. Boone                        Controller and                                      03/01/95
   Age - 45                            Assistant Secretary
J. Paul Douglas                        Corporate Counsel and                               12/21/94
   Age - 51                              Secretary

   (1) As of November 30, 1998.

         The present terms of all officers extend to January 29, 1999, the date of the next annual meeting of shareholders and the annual meeting of the board of directors, or until their successors are elected and qualified.

         All of the executive officers have served in executive positions with PSNC for the past five years with the exception of J. Paul Douglas, Jack G. Mason and Sharon D. Boone.

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

         Jack G. Mason was employed by PSNC on July 5, 1979. During the past five years, prior to serving as Vice President - Finance, Mr. Mason held the positions of Vice President-Treasurer and Chief Financial Officer, Director - Financial Projects and Assistant Treasurer, Assistant Treasurer, and Assistant Treasurer and Assistant Controller.

         Sharon D. Boone was employed by PSNC on November 15, 1982. During the past five years, prior to serving as Controller and Assistant Secretary, Ms. Boone held the positions of Manager - Plant Accounting and Tax Services, Manager
- Corporate Accounting, and Director - Corporate Accounting.

Item 2.  Properties

         PSNC owns 750 miles of transmission pipelines of 2 to 24 inches in diameter that connect its distribution systems with the Texas to New York pipeline transmission system of Transco. Transco delivers natural gas to PSNC at various points on Transco's pipeline in North Carolina. Natural gas is distributed by PSNC through its 6,727 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-ways held under easement, license or permit on lands owned by others. PSNC also owns 64.5% of Cardinal Pipeline Company, LLC, which owns a 37.5 mile transmission pipeline, as discussed more fully in Note 2 to the consolidated financial statements.

         PSNC's Energy Center, which consists of its LNG liquefaction, storage and vaporization facility, is located on a 70-acre tract of land in Cary, North Carolina.

         PSNC also owns 18 commercial office buildings, a measurement operations building, a building that houses training and engineering, 11 service center buildings, 15 service buildings, and an energy control building; PSNC leases six commercial office buildings for its own use. One of the service buildings also houses training facilities. Another service building is jointly occupied by a NGV conversion facility.

Item 3.  Legal Proceedings

         As more fully disclosed in Part I under "Environmental  Matters" and in
Part II in Note 7 to the financial statements, PSNC owns, or has owned, all or portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of PSNC's security holders during the three months ended September 30, 1998.


                                  PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         PSNC's common stock is traded on the New York Stock Exchange under the ticker symbol "PGS." PSNC's stock quotations are listed in most publications, including newspapers, as "PubSvcNC" or "PubSNC." Prior to March 1, 1995, PSNC was traded in the over-the-counter market and was included in the NASDAQ National Market System under the symbol "PSNC." At November 30, 1998, there were approximately 12,700 holders of record of PSNC's common stock.

         The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1998 and 1997.

                                                                     Cash
         Quarter                                                   Dividends
          Ended                 High                Low            Declared
          Fiscal
           1998
           Sep 30             $23 7/16            $23 1/16          $.2400
           Jun 30              22 1/8              21 3/4            .2400
           Mar 31              20 1/2              20 1/4            .2300
           Dec 31              23 5/16             22 7/8            .2300

          Fiscal
           1997
          Sep 30               21 7/8              18 3/4            .2300
          Jun 30               20                  16 3/4            .2300
          Mar 31               19                  17 3/8            .2200
          Dec 31               19 3/8              17 1/8            .2200

         On November 18, 1998, the Board of Directors declared a regular quarterly cash dividend on PSNC's common stock of 24(cent) per share, payable on January 1, 1999 to shareholders of record on December 10, 1998. PSNC has paid consecutive quarterly cash dividends on its common stock since 1958, and has increased cash dividends paid to shareholders each calendar year since 1970.

Item 6.  Selected Financial Data

For the Fiscal Years Ended September 30,                1998        1997        1996        1995       1994
----------------------------------------              --------    --------    --------    --------   --------

Operating revenues (000's)........................    $330,672    $337,930    $308,882    $247,893   $273,705
Gross margin (000's)..............................    $156,371    $155,926    $140,744    $130,828   $118,327
Net income (000's)................................    $ 24,837    $ 26,347    $ 23,898    $ 21,421   $ 19,976 (2)
Basic earnings per average common share ..........    $   1.24    $   1.35    $   1.26    $   1.16   $   1.17 (2)
Diluted earnings per average common share.........    $   1.23    $   1.34    $   1.25    $   1.15   $   1.17 (2)
Cash dividends declared per common share .........    $    .94    $    .90    $   .865    $   .835   $   .805
Average number of common shares
 outstanding (000's) .............................      20,103      19,550      18,995      18,509     17,012
Capital expenditures (000's)......................    $ 65,329    $ 60,310    $ 60,428    $ 61,119   $ 45,469
Total assets (000's)..............................    $618,753    $585,142    $524,889    $456,995   $427,939
Common equity (000's).............................    $222,839    $207,368    $188,635    $173,372   $160,555
Long-term debt (000's) (1)........................    $171,550    $180,850    $140,150    $100,700   $113,680


(1) Excludes current maturities.
(2) Includes $1,511,000 or $0.09 per share related to sale of propane assets.

Item 7.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition


Results of Operations


Net Margin

For the Fiscal Years Ended September 30,             1998      1997      1996
----------------------------------------           --------  --------  --------

(Amounts in thousands except
 degree day and customer data)

Gross margin                                       $156,371  $155,926  $140,744
Less - franchise taxes                               10,589    10,819     9,885
                                                   --------  --------  --------
  Net margin                                       $145,782  $145,107  $130,859
                                                   ========  ========  ========


Total throughput (DT):
  Residential                                        20,795    19,760    22,398
  Commercial/small industrial                        12,618    12,373    14,307
  Large commercial/industrial                        34,027    32,980    28,941
                                                     ------    ------    ------
                                                     67,440    65,113    65,646
                                                     ======    ======    ======

System average degree days: (1)
  Actual                                              3,366     3,253     3,856
  Normal                                              3,384     3,384     3,402
  Percent colder (warmer) than normal                    (1%)      (4%)      13%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                                   $  (113)  $ 5,960   $(8,733)

Customers at end of period: (2)
  Residential                                       278,760   264,129   248,940
  Commercial/small industrial                        40,538    39,349    38,624
  Large commercial/industrial                         2,433     2,419     1,677
                                                    -------   -------   -------
                                                    321,731   305,897   289,241
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

         Total throughput and net margin, defined as operating revenues less cost of gas and franchise taxes, are more meaningful comparative statistics than gas sales volumes and operating revenues when analyzing Public Service Company of North Carolina, Incorporated's (PSNC) utility operating results. This is because certain large-volume customers purchase gas directly from gas producers or other gas suppliers and transport it through PSNC's pipeline system. PSNC's operating revenues and expenses do not include the commodity cost of this transported gas; however, PSNC earns a margin on the transported gas that is equivalent to the margin that PSNC would earn if it purchased and resold gas to these large-volume customers. Also, various temporary collection and refund mechanisms affect both operating revenues and cost of gas equally.


Fiscal 1998

o Net margin increased by $675,000 in fiscal 1998 as compared to fiscal 1997. The volumes of gas delivered to residential and commercial/small industrial customers increased 5% and 2%, respectively, due primarily to an increased customer base and to weather that was 3% colder than the prior fiscal year. Off-setting these increases was a decrease in consumption per degree day by these customers. Natural gas usage by residential and small commercial customers, excluding the impact of weather, decreased 5% and 3%, respectively, as compared to the same period last year. Throughput for lower-margin large commercial and industrial customers increased 3% as compared to fiscal 1997. This reflects decreased weather-related service curtailments to these customers during the year, along with an increase in the customer base. Net throughput-related increases for all customer classes totaled approximately $407,000, including a reduction of $6,073,000 related to the operation of the weather normalization adjustment (WNA) mechanism. The WNA accounts only for differences in consumption caused by temperature variations from normal. It does not adjust PSNC's earnings for any non-temperature related changes in consumption. Also impacting margin growth was the effect of warmer weather, as compared to last year, during the months of October and May which are not included in the WNA mechanism period.


Fiscal 1997

o Net margin increased by $14,248,000, or 11%, in fiscal 1997 as compared to fiscal 1996 primarily due to the general rate increase effective October 1, 1996 and to an increased customer base. This general rate increase accounted for approximately $6,200,000 of the variance from fiscal 1996. The volumes of gas delivered to residential and commercial/small industrial customers decreased 12% and 14%, respectively, due to weather that was 16% warmer as compared to fiscal 1996. Throughput for lower-margin large commercial and industrial customers increased 14% as compared to fiscal 1996. This reflects decreased weather-related service curtailments to these customers during the year as compared to fiscal 1996, along with an increase in the customer base. Net throughput-related variances for all customer classes totaled approximately $7,775,000, including a variance of $14,693,000 related to the operation of the WNA mechanism. After adjusting for the customer reclassifications as previously discussed, residential, commercial/small industrial and large commercial/ industrial customers increased 6%, 4% and 2%, respectively, as compared to fiscal 1996.

Fiscal 1996

o Net margin increased by $7,974,000, or 6%, in fiscal 1996 as compared to fiscal 1995 primarily due to throughput-related variances associated with an increased customer base. Also reflected in this increase is approximately $1,645,000 related to the Cardinal Pipeline rate increase effective January 26, 1995. The volumes of gas delivered to residential and commercial/small industrial customers increased 28% and 21%, respectively, due to weather that was 27% colder as compared to the prior fiscal year. Throughput for lower-margin large commercial and industrial customers decreased 1% as compared to fiscal 1995. This reflects increased weather-related service curtailments to these customers during the year as compared to fiscal 1995. Net throughput-related variances for all customer classes totaled approximately $6,098,000, including a variance of $14,533,000 related to the operation of the WNA mechanism. Net margin for fiscal 1996 also increased due to a $732,000 refund in fiscal 1995 related to income tax credits taken in prior periods. These increases were partially offset by a $734,000 charge to expense related to the resolution of accounting issues associated with PSNC's Southern Expansion costs as discussed in Note 2 to the consolidated financial statements. After adjusting for the customer reclassifications as previously discussed, residential, commercial/small industrial and large commercial/industrial customers increased 4%, 8% and 3%, respectively, as compared to fiscal 1995.

Operating Expenses

         Other operating expenses decreased approximately 1% during fiscal 1998. This decrease includes a reduction in net expenses related to the nonrecurring charges associated with the voluntary early retirement program incurred during the first quarter of fiscal 1997. On a straight comparison basis without this reduction, other operating expenses increased 1% as compared to fiscal 1997. Health insurance costs, outside consulting expenses and expenses related to the adoption of a retirement plan for the Board of Directors contributed to this increase. The outside consulting services are associated with PSNC's Year 2000 compliance program, discussed later. Partially offsetting the increases were lower uncollectible provision expenses, lower liquefied natural gas (LNG) facility power usage and no incentive compensation costs recognized in fiscal 1998.

         Other operating expenses increased 10% during fiscal 1997. This increase is due primarily to net expenses of $1,034,000 related to the voluntary early retirement program offered in the first quarter of fiscal 1997. On a straight comparison basis without this expense, other operating expenses increased 8% as compared to fiscal 1996. Salary and employee benefits, outside consulting expenses, employee training programs and expenses related to the outsourcing of meter reading also contributed to the increase. Partially offsetting the increases were reduced expenses for health insurance due to the enrollment of all PSNC employees with a health maintenance organization provider.

         Other operating expenses increased 7% during fiscal 1996. This increase reflects higher salary expenses and employee benefits and increased expenses for uncollectibles, which are based on revenues. These increases were partially offset by reduced outside consulting expenses related to information systems and employee benefits. Fiscal 1995 expenses were reduced by adjustments related to group life and health insurance due to favorable experience and the transfer of a large number of employees to a less costly health maintenance organization provider.
On a straight comparison basis without these insurance adjustments, operating expenses for fiscal 1996 increased 5%.

         Maintenance expenses decreased 13% in fiscal 1998. This decrease includes a decrease in net expenses related to the voluntary early retirement program incurred during the first quarter of fiscal 1997. On a straight comparison basis without the voluntary early retirement program expense, maintenance expenses decreased 11%. This decrease is due primarily to lower telecommunications expenses, lower LNG equipment replacement expenses and other general operational improvements.

         Maintenance expenses increased 17% in fiscal 1997 due primarily to higher telecommunications expenses and salaries. Also contributing to the increase were charges of $143,000 related to the voluntary early retirement program. On a straight comparison basis without this expense, maintenance expenses increased 14% as compared to fiscal 1996.

         Maintenance expenses increased 20% in fiscal 1996 due to the $750,000 reversal in fiscal 1995 of expenses related to the investigation of former manufactured gas plant (MGP) sites, originally recorded in fiscal 1992. The reversing entry was recorded in fiscal 1995. On a straight comparison basis without this adjustment, maintenance expenses for fiscal 1996 increased 2%.

         Depreciation expense for all three fiscal years increased due to plant additions. General taxes increased during fiscal 1998 reflecting an increase in PSNC's property taxes, offset somewhat by lower franchise tax expense. The increase during fiscal 1997 and 1996 was due to increased franchise tax expense, reflecting an increase in revenues. Any increase or decrease in franchise tax expense is offset by a corresponding amount in operating revenues.


Other Income (Deductions)

         Other income (deductions) decreased $366,000 during fiscal 1998. This is primarily the result of a $975,000 decrease in interest income compared to fiscal 1997 on amounts due from customers through the operation of the Rider D rate mechanism, defined later in Management's Discussion and Analysis. During fiscal 1998, through an increment in its rates, PSNC collected previously undercollected gas costs and was able to match its benchmark gas cost more closely to market prices. This resulted in a lower Rider D receivable balance of $12,860,000 at September 30, 1998. Partially offsetting the decrease in interest income was a $673,000 increase in merchandise and jobbing income. This increase reflects a decrease in expenses related to the voluntary early retirement program incurred during the first quarter of fiscal 1997. On a straight comparison basis without the voluntary early retirement program expense, merchandise and jobbing operations increased by approximately $442,000. This improvement continues to reflect management's emphasis on profitable merchandise and jobbing activities.

         Other income (deductions) increased $535,000 during fiscal 1997. Other interest income increased $792,000 over fiscal 1996 due to interest on amounts due from customers through the operation of the Rider D rate mechanism. Winter-period increases in the market price of natural gas resulted in PSNC recording uncollected gas costs, along with increased demand costs, which totaled $18,385,000 at September 30, 1997. Prior to December 1996, income from secondary market transactions was recorded as other income. Income from secondary market transactions is now recorded in subsidiary operations. Secondary market transactions are any transactions that utilize capacity rights on interstate pipelines. PSNC Production Corporation (PSNC Production) and Sonat Marketing Company L.P. (Sonat Marketing), an affiliate of Sonat Inc., created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Upon creation of Sonat Public Service, $4,845,000 of cash received by PSNC Production from Sonat Marketing was deferred, and during fiscal 1997, $816,000 of this deferred revenue was recognized as subsidiary income. With the formation of Sonat Public Service, PSNC Production and Sonat Marketing split evenly PSNC's 25% share of net income from the earnings from secondary market transactions. PSNC also realized a $205,000 improvement in merchandise and jobbing. This improvement was reduced by approximately $231,000 related to the voluntary early retirement program. Without this expense, merchandise and jobbing income would have improved by approximately $436,000.

         Other income (deductions) increased $3,132,000 during fiscal 1996. Other interest income increased $1,133,000 over fiscal 1995 due to interest on amounts due from customers through the operation of the Rider D rate mechanism. Winter-period increases in the market price of natural gas resulted in PSNC recording uncollected gas costs, along with increased demand costs, which totaled $17,925,000 at September 30, 1996. Income from nonregulated subsidiary operations exceeded fiscal 1995 by $925,000 due largely to gains realized from natural gas brokering activities. Income from secondary market transactions increased $582,000 over the prior year. PSNC realized increases in both the amount of margin generated and an increase in the shareholder portion of these margins from 10% to 25%, pursuant to an order of the North Carolina Utilities Commission (NCUC) effective November 1, 1995. PSNC also realized a $265,000 gain from the sale of property and a $250,000 improvement in merchandise and jobbing income.


Interest Deductions

         Interest deductions for fiscal 1998 increased approximately $524,000 over fiscal 1997. This reflects the increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding during the period. Also contributing to the net increase is the December 1996 issuance of $50,000,000 of long-term debt.

         Interest deductions for fiscal 1997 increased $2,512,000 over fiscal 1996. This increase was due mainly to increased interest expense on long-term debt of $2,887,000 resulting from the December 17, 1996 issuance of $50,000,000 of 7.45% Senior

Debentures due 2026. Interest expense on short-term debt decreased $299,000 due to lower average short-term bank loans outstanding during the period.

         Interest deductions for fiscal 1996 increased $1,885,000 over fiscal 1995. This increase was due mainly to increased interest expense on long-term debt of $1,136,000 resulting from the January 1996 issuance of $50,000,000 of 6.99% Senior Debentures due 2026. Interest expense on short-term debt increased $845,000 due to higher average short-term bank loans outstanding during the period.


Liquidity and Capital Resources

         PSNC's primary capital needs are the funding of its continuing construction program and the seasonal funding of its stored gas inventories. PSNC uses short-term bank loans temporarily, together with internally generated funds, long-term debt and equity financing to fund its continuing construction program. PSNC has committed lines of credit with six commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1998, total lines of credit with these banks range from a minimum of $39,000,000 to a winter-period maximum of $85,000,000. At September 30, 1998, committed lines of credit totaled $70,000,000 and uncommitted annual lines of credit totaled $35,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs. At September 30, 1998 and 1997, PSNC's total short-term bank loans outstanding were $70,500,000 and $38,000,000, respectively.

         In December 1995, PSNC filed with the Securities and Exchange Commission a registration statement covering up to an aggregate amount of $125,000,000 of senior unsecured debt. In January 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering. In December 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of both issues were used to pay down a significant portion of the then outstanding short-term bank debt. PSNC has not issued any long-term debt since December 1996, resulting in an increase in short-term bank loans outstanding. At September 30, 1998, $25,000,000 remained on the shelf registration.

         During September 1996, PSNC made the final additional payment allowed on its 10% Senior Debentures due 2003 of $1,250,000.

         PSNC also generates equity capital through its dividend reinvestment, employee stock purchase and nonqualified stock option plans. During fiscal 1998, 1997 and 1996, the dividend reinvestment plan generated $6,799,000, $7,277,000 and $5,187,000, respectively, of additional equity capital. In August 1996, the dividend reinvestment plan was amended to allow the initial purchase of shares directly from PSNC and also to increase the amount of cash individual shareholders can invest. The employee stock purchase plan generated $1,359,000, $1,318,000 and $1,198,000, respectively, of additional equity capital. The nonqualified stock option plans generated net equity capital of $1,639,000, $1,215,000 and $1,290,000 for the three fiscal years, respectively.

         The ratio of long-term debt to total capitalization was 43.5% at September 30, 1998, 46.6% at September 30, 1997 and 42.6% at September 30, 1996. PSNC's goal is to maintain a capital structure with a ratio of long-term debt to total capitalization in the 45% range with periodic moderate fluctuations.

         For fiscal 1998, 1997 and 1996, construction expenditures were $65,329,000, $60,310,000 and $60,428,000, respectively. For fiscal 1999, PSNC's
Board of Directors approved a budget of $45,000,000 for PSNC's ongoing construction program. PSNC anticipates spending $45,000,000 to $50,000,000 annually on its construction program for the next several years.

         As discussed more fully in Note 4 to the consolidated financial statements, PSNC and its subsidiaries sponsor a noncontributory defined benefit pension plan covering substantially all employees. During fiscal 1998 and 1997, cash contributions were $4,213,000 and $3,306,000, respectively.

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

         Restricted  cash and  temporary  investments  and  restricted  supplier refunds relate to refunds of $10,247,000 received from PSNC's pipeline transporters that have not yet been deposited into PSNC's expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC, dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         On  April  22,  1997,  the  NCUC  approved  PSNC's  application  to use expansion funds to extend service to western Haywood County, including Waynesville, Clyde and Lake Junaluska. This project was completed in July 1998. PSNC spent $5,653,000 on the project, of which $4,127,000 was reimbursed from its expansion fund. On July 6, 1998, PSNC filed an application with the NCUC to extend natural gas service into Alexander County. Most of Alexander County lies within PSNC's franchised service territory and is not currently provided natural gas service. The cost of the project is estimated to be $6,188,000. PSNC has requested the NCUC to approve a $4,918,000 reimbursement from its expansion fund. Hearings on this matter were held during November 1998. An order from the NCUC is expected during the first quarter of calendar 1999.

         Net accounts receivable decreased $5,781,000 as compared to September 30, 1997. This decrease was due primarily to reduced gas brokering and transportation pooling activities and lower gas sales revenues.

         Stored gas inventories increased $3,515,000 as compared to September 30, 1997. This increase was due to additional quantities of natural gas stored as a result of a warm winter in fiscal 1998.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover all prudently incurred gas costs from customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. On a monthly basis, any difference in amounts paid and collected is recorded for subsequent refund to or collection from PSNC's customers. The decrease in deferred gas costs at September 30, 1998 resulted from PSNC's partial collection through rates of the balance at September 30, 1997. The large balance at September 30, 1997 was due to an unanticipated surge in natural gas prices during the 1996-1997 winter period. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost reviews and are refunded to or collected from customers over a subsequent twelve-month period. Amounts that have not been refunded to or collected from customers bear interest at an annual rate of 10% as required by the NCUC. Deferred gas costs at September 30, 1998 and September 30, 1997 reflect undercollections from customers. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level over a twelve-month period. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to better manage its deferred gas costs balance by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures.

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

         Other assets increased $2,133,000 primarily due to deferred charges related to costs of a project to ensure that PSNC's computer operating systems function properly in year 2000. These charges are being expensed over a three-year period beginning September 1997 pursuant to an NCUC order dated April 29, 1997.

         The decrease in accounts payable of $7,784,000 from September 30, 1997 is due to reduced secondary market activity and natural gas purchased at a lower cost.

         Accrued taxes decreased from September 30, 1997 primarily due to reduced net income in fiscal 1998.

         The decrease in other current liabilities from September 30, 1997 is due to no cash incentive compensation being accrued in fiscal 1998.

         Deferred credits and other liabilities increased primarily due to additional deferred income taxes of $7,088,000 and increased deferred compensation due to the adoption of a Board of Directors' retirement plan. These increases were partially offset by a decrease in accrued pension costs and a reduction in the noncurrent portion of deferred revenue received from the creation of Sonat Public Service.

         As discussed more fully in Note 7 to the consolidated financial statements, PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Evaluations of these sites have revealed that residuals from MGPs are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources (NCDENR) has recommended that no further action be taken with respect to one site. An environmental consulting firm retained by PSNC estimated that the minimum aggregate costs to investigate and monitor the extent of environmental degradation and to implement remedial procedures with respect to the remaining five sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. In October 1994, PSNC entered into an administrative order of consent with NCDENR to investigate the Durham, North Carolina, site in accordance with standards and methods approved by NCDENR. At September 30, 1998, PSNC had recorded a total liability and a corresponding regulatory asset of the minimum amount of the range, or $3,705,000. Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other potentially responsible parties in future rate case filings, and believes that all costs deemed by the NCUC to be prudently incurred will be recoverable in gas rates.

         As discussed more fully in Note 2 to the consolidated financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994 to construct an intrastate transmission pipeline. The pipeline was placed into service in December 1994 at a cost of approximately $26,000,000. PSNC owns 64.5% of the pipeline, which extends 37.5 miles to provide additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In December 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the existing Cardinal Pipeline. As proposed, the pipeline will be extended 67.5 miles from the existing termination point of Cardinal Pipeline at Haw River, NC, to a point southeast of Raleigh. This project is estimated to cost $75,000,000. PSNC, through a subsidiary, will own approximately 33% of the 105-mile pipeline, and will contribute its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000 for its ownership share. On November 6, 1997, the NCUC issued an order approving the proposed project and the merger of Cardinal Pipeline and Cardinal Extension. Construction began in November 1998, and the facilities are expected to be in service on or before November 1, 1999.

         As discussed more fully in Note 2 to the consolidated financial statements, Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle will own and operate a four-billion-cubic-foot liquefied natural gas storage facility in North Carolina. Construction began in 1997 at an estimated cost of $107,000,000. The facility is expected to be operational by May 1999. PSNC, through its subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), will own 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. Blue Ridge will make capital contributions approximating $9,000,000 at the end of the construction period.


Year 2000 Readiness

         The Year 2000 issue exists because many computer systems and applications, including those with embedded chips in equipment or facilities, use two digit date fields rather than four digit date fields to designate the applicable year. As a result, these date-sensitive applications may not properly recognize the year 2000 or years thereafter, or process data containing them, potentially causing critical systems including, but not limited to, business and operational systems to function improperly or not at all.

         PSNC's overall goal is to address Year 2000 compliance requirements by mid- 1999 and to continue developing and testing its contingency plan throughout 1999. PSNC began its Year 2000 efforts in 1995 interviewing vendors and gaining awareness. An assessment of PSNC's Year 2000 impact was performed in 1996, and PSNC began addressing its major business computer systems. A decision was made to renovate the customer information system and to replace the financial and the materials management systems. The renovation of PSNC's customer information system was completed in September 1998, and Year 2000 compliant financial and materials management systems are to be implemented early calendar 1999.

         During 1998, PSNC established a centrally managed, company-wide Year 2000 compliancy program office. PSNC's project scope was expanded to include: business continuity planning; "embedded" systems containing microprocessors, i.e., automated meter reading and process control equipment; end-user computing hardware and software, i.e., personal computers; facility equipment, such as heating and cooling systems and facsimile devices; and business relationships with PSNC's customers and key suppliers.

         The assessment of critical supplier and third-party vendor progress, although external to PSNC, will continue throughout calendar 1999. PSNC cannot quantify the impact of any failure by a critical supplier or third-party vendor at this time. PSNC is presently developing a contingency plan which will address the mitigation of risks and continuance of operations if critical suppliers or third-party vendors have a failure.

         While PSNC believes that it has minimized the risks of encountering serious problems associated with the Year 2000 issue, it still faces the risk that some systems and processes that are not Year 2000 compliant either will not be identified or will not be corrected before 2000. Additionally, PSNC has no assurance that the Year 2000 issues of other entities will not have a material impact on PSNC's systems or results of operations.

Year 2000 Costs

         The estimated cost of completion, including costs incurred to date, is $17,000,000. This estimated cost includes external contractors and service providers, the purchase of computer hardware and software, and dedicated internal resources. A portion of PSNC's costs will not be incremental costs, but a redeployment of existing resources. PSNC does not track the cost and time of internal employees who are not fully dedicated to the Year 2000 effort.

         The project completion dates and costs are estimates based on numerous assumptions. These assumptions include the continued availability of personnel resources and third-party vendor compliance.

         Approximately $12,500,000 to replace existing systems is being capitalized as plant. Approximately $4,500,000 to modify existing computer systems is being expensed over a three-year period in accordance with an NCUC order discussed further in Note 2 to the consolidated financial statements. These costs are estimates based on PSNC's analysis to date and are subject to change after the modifications of its systems are completed.

Risk Assessment

         At this time, PSNC believes its most "reasonably likely worst case scenario" is that its customers could experience some temporary disruptions in their gas service. The natural gas that PSNC distributes and sells to its sales customers, and the natural gas that it transports and delivers to its transportation customers, comes principally from the producing areas along the Gulf of Mexico (including the states of Alabama, Louisiana, Mississippi, and Texas, and adjacent offshore areas). Prior to PSNC's receipt of that gas, it must be extracted and processed to be useable. It is then delivered to an interstate pipeline company (or companies) for transportation to PSNC or to storage for PSNC's account; the gas that is stored for PSNC's account must then be withdrawn and delivered to PSNC by an interstate pipeline, generally in the winter. A disruption in PSNC's service to its customers could be caused by a disruption in the extraction or processing of this gas, the transmission and/or storage of such gas or finally the distribution of such gas by PSNC.

         Even if the flow of gas is not disrupted, customers may not be able to use the available gas if electrical service is disrupted and certain electronic controls do not work.

         Although PSNC does not believe that these disruptions will occur, it has no assurance that such disruptions will not occur, and PSNC has assessed the impact of such a scenario and continues to evaluate this scenario. PSNC believes that its contingency plans will lessen the impact of any disruption.

         If such disruption does occur, PSNC does not believe that it will have a material adverse impact on its financial position, cash flows or results of operations.

Contingency Plans

         PSNC is preparing contingency plans so that its critical operational and business processes can be expected to continue to function on January 1, 2000 and thereafter. These plans are intended to lessen both internal risks as well as potential risks in the supply chain of PSNC's suppliers and customers. PSNC is currently assessing critical suppliers and vendors to determine their Year 2000 readiness. While PSNC continues to monitor supplier and vendor progress on this issue, PSNC does not control third-party Year 2000 remediation plans and cannot guarantee that all third parties will be Year 2000 compliant and able to provide their products and services to PSNC on January 1, 2000 and thereafter. PSNC cannot quantify at this time the financial impact of the failure of one or more of its suppliers to deliver critical supplies or services. PSNC expects to have its contingency plans completed by the end of fiscal 1999.

         The above information is based on PSNC's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modifications and remediation actions and other factors. Given the complexity of the issues and possible as yet unidentified risks, actual results may vary from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third-party suppliers and similar uncertainties.


Effects of Inflation

         The margin charged to PSNC's gas customers may not be increased without a general rate case. Accordingly, in the absence of authorized rate increases and except for changes in the cost of gas sold, which are passed along to customers on a timely basis through various rate adjustment mechanisms, PSNC must look to performance improvements and higher throughput to offset inflationary increases in its cost of operations. Current rates only permit PSNC to recover its historical cost of utility plant and give no recognition to the replacement cost of these facilities. Management continually reviews operations and economic conditions to assess the need for filing for general rate relief. PSNC's last general rate case was filed April 2, 1998, and new rates approved by the NCUC became effective November 1, 1998. Parties to the rate case have 30 days from the date of the order to file a notice of appeal and exceptions. On November 30, 1998, the NCUC granted a motion filed by the Carolina Utility Customers Association, Inc., a party to PSNC's general rate case, to extend the time for filing a notice of appeal and exceptions until December 21, 1998.


Recently Issued but Not Yet Effective Accounting Statements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement will be adopted by PSNC effective October 1, 1999. PSNC has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption.

Forward-looking Statements

         Statements contained in this document and the notes to the consolidated financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to implement successfully internal performance goals, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

Item 8.  Financial Statements and Supplementary Data

        Public Service Company of North Carolina, Incorporated and Subsidiaries

                           Consolidated Statements of Income


For the Fiscal Years Ended September 30,       1998           1997           1996
----------------------------------------   ------------   ------------   ------------


Operating revenues                         $330,671,770   $337,930,181   $308,882,079
Cost of gas                                 174,300,672    182,003,740    168,137,830
                                           ------------   ------------   ------------
Gross margin                                156,371,098    155,926,441    140,744,249
                                           ------------   ------------   ------------

Operating Expenses and Taxes:
  Other operating expenses                   54,686,569     55,180,279     50,074,438
  Maintenance                                 5,230,133      6,007,234      5,128,699
  Provision for depreciation                 25,049,337     22,387,370     19,748,947
  General taxes                              17,183,052     16,924,868     16,005,669
  Income taxes -
    Federal                                  12,209,518     12,535,400     11,579,200
    State                                     2,917,294      3,175,800      2,917,300
                                           ------------   ------------   ------------
     Total operating expenses and taxes     117,275,903    116,210,951    105,454,253
                                           ------------   ------------   ------------
Operating income                             39,095,195     39,715,490     35,289,996
                                           ------------   ------------   ------------

Other Income (Deductions):
  Merchandise and jobbing                       795,024        121,554        (83,582)
  Subsidiary operations, net of
   income taxes                               1,692,527      1,677,391      1,327,561
  Interest income and other                   1,032,563      2,086,826      2,106,868
                                           ------------   ------------   ------------
     Total other income (deductions)          3,520,114      3,885,771      3,350,847
                                           ------------   ------------   ------------
Gross income                                 42,615,309     43,601,261     38,640,843
                                           ------------   ------------   ------------

Interest Deductions:
  Interest on long-term debt                 15,039,896     15,139,409     12,252,379
  Amortization of debt expense                  162,068        163,173        151,978
  Other interest                              3,145,329      2,293,555      2,589,033
  Allowance for borrowed funds used
   during construction                         (568,986)      (341,429)      (250,765)
                                           ------------   ------------   ------------
     Total interest deductions               17,778,307     17,254,708     14,742,625
                                           ------------   ------------   ------------
Net income                                 $ 24,837,002   $ 26,346,553   $ 23,898,218
                                           ============   ============   ============

Average common shares outstanding            20,103,103     19,549,656     18,995,035
Basic earnings per share                          $1.24          $1.35          $1.26

Diluted common shares outstanding            20,220,580     19,649,925     19,065,261
Diluted earnings per share                        $1.23          $1.34          $1.25

Cash dividends declared per common share          $ .94          $ .90          $.865

The accompanying notes to consolidated financial statements are an integral part of these statements.

 Public Service Company of North Carolina, Incorporated and Subsidiaries

                         Consolidated Balance Sheets


September 30,                                          1998           1997
-------------------------------------------        ------------   ------------
Assets
------
Gas Utility Plant:
 In service                                        $736,504,603   $679,488,467
 Less - Accumulated depreciation                    224,204,295    203,224,735
                                                   ------------   ------------
 Net plant in service                               512,300,308    476,263,732
 Construction work in progress                        7,216,568      4,738,227
                                                   ------------   ------------
                                                    519,516,876    481,001,959

Non-utility Property, net of
 accumulated depreciation (1998 -
 $178,066 and 1997 - $143,128)                          594,650        641,666
                                                   ------------   ------------

Current Assets:
 Cash and temporary investments                       3,277,211      1,641,371
 Restricted cash and temporary investments           10,247,060      9,887,844
 Receivables, less allowance for
  doubtful accounts (1998 - $2,086,128
  and 1997 - $2,521,983)                             20,836,080     26,616,667
 Inventories, at average cost -
  Materials, supplies and merchandise                 6,992,053      7,644,432
  Stored gas                                         24,405,529     20,890,195
 Deferred gas costs, net                             13,576,225     19,337,797
 Prepayments                                          2,260,204      2,403,445
                                                   ------------   ------------
                                                     81,594,362     88,421,751

Deferred Charges and Other Assets:
 Long-term restricted cash                            4,845,120      4,845,120
 Debt expense                                         1,676,747      1,838,815
 Other                                               10,524,858      8,392,229
                                                   ------------   ------------
                                                     17,046,725     15,076,164
                                                   $618,752,613   $585,141,540

Capitalization and Liabilities
Capitalization (see statements):
 Common equity                                     $222,839,331   $207,367,763
 Long-term debt                                     171,550,000    180,850,000
                                                   ------------   ------------
                                                    394,389,331    388,217,763

Current Liabilities:
 Current maturities of long-term debt                 9,300,000      9,300,000
 Accounts payable                                    20,015,220     27,799,188
 Accrued taxes                                        1,180,306      4,303,522
 Customer prepayments and deposits                    7,020,931      6,978,565
 Accrued interest                                     4,346,204      4,447,660
 Cash dividends declared                              4,864,161      4,534,095
 Restricted supplier refunds                         10,247,060      9,887,844
 Other                                                4,183,535      5,149,824
                                                   ------------   ------------
                                                     61,157,417     72,400,698
 Interim bank loans, due within one year             70,500,000     38,000,000
                                                   ------------   ------------
                                                    131,657,417    110,400,698

Deferred Credits and Other Liabilities:
 Income taxes, net                                   66,526,252     59,437,911
 Deferred revenue                                     2,120,976      3,099,888
 Investment tax credits                               3,410,949      3,780,581
 Accrued pension cost                                 7,984,530      9,531,887
 Other                                               12,663,158     10,672,812
                                                   ------------   ------------
                                                     92,705,865     86,523,079
                                                   $618,752,613   $585,141,540

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

   Public Service Company of North Carolina, Incorporated and Subsidiaries

                  Consolidated Statements of Capitalization

September 30,                                          1998             1997
------------------------------------------         ------------     ------------

Common Equity:
  Common stock, $1 par, 30,000,000
   shares authorized; shares outstanding
   1998 - 20,274,332 and 1997 - 19,770,843         $ 20,274,332     $ 19,770,843
  Capital in excess of par value                    132,787,058      123,474,119
  Retained earnings                                  69,777,941       64,122,801
                                                   ------------     ------------
                                                    222,839,331      207,367,763
                                                    -----------      -----------
Long-term Debt:
  Senior debentures (unsecured) -
    8.65% due 2002                                   10,000,000       12,500,000
    10% due 2003                                      8,750,000       11,250,000
    10% due 2004                                     30,100,000       34,400,000
    8.75% due 2012                                   32,000,000       32,000,000
    6.99% due 2026                                   50,000,000       50,000,000
    7.45% due 2026                                   50,000,000       50,000,000
                                                   ------------     ------------
                                                    180,850,000      190,150,000
  Less - Current maturities                           9,300,000        9,300,000
                                                   ------------     ------------
                                                    171,550,000      180,850,000
                                                   ------------     ------------
                                                   $394,389,331     $388,217,763
                                                   ============     ============



                   Consolidated Statements of Retained Earnings

For the Fiscal Years Ended September 30,     1998          1997         1996
----------------------------------------  -----------   -----------  -----------

Balance, beginning of year                $64,122,801   $55,423,161  $48,027,708

Add - Net income                           24,837,002    26,346,553   23,898,218
                                          -----------   -----------  -----------
                                           88,959,803    81,769,714   71,925,926

Deduct - Cash dividends declared
          on common stock and other        19,181,862    17,646,913   16,502,765
                                          -----------   -----------  -----------

Balance, end of year                      $69,777,941   $64,122,801  $55,423,161
                                          ===========   ===========  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


      Public Service Company of North Carolina, Incorporated and Subsidiaries

                        Consolidated Statements of Cash Flows

For the Fiscal Years Ended September 30,            1998          1997          1996
----------------------------------------         -----------   -----------   -----------
Cash Flows from Operating Activities:

  Net income                                     $24,837,002   $26,346,553   $23,898,218
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation charged to operating expenses   25,049,496    22,387,370    19,748,947
     Depreciation charged to other accounts        2,786,873     2,528,055     2,821,518
     Amortization of debt expense and other          162,068       175,592       151,978
     Provision for doubtful accounts                 866,786     1,396,636     1,706,466
     Amortization of investment tax credits, net    (369,632)     (429,688)     (435,156)
     Deferred income taxes, net                    7,088,341     3,205,066     3,627,210
                                                 -----------   -----------   -----------
                                                  60,420,934    55,609,584    51,519,181

     Change in assets and liabilities:
      Receivables                                  4,913,801   (10,113,922)   (6,001,263)
      Inventories                                 (2,862,815)   (5,967,186)   (4,849,607)
      Deferred gas costs, net                      5,761,572    (1,812,450)  (13,833,212)
      Deferred revenues                             (978,912)    3,099,888          -
      Prepayments                                    143,426      (127,771)     (186,824)
      Accounts payable                            (7,783,968)    7,498,737      (111,061)
      Accrued taxes                               (3,123,216)    1,228,699     1,251,185
      Customer prepayments and deposits               42,366       964,679       272,239
      Accrued interest                              (101,456)    1,350,667       645,473
      Accrued pension cost                        (1,547,357)   (2,681,901)     (717,013)
      Other                                         (538,331)   (4,911,920)    1,602,404
                                                 -----------   -----------   -----------
Net cash provided by operating activities         54,346,044    44,137,104    29,591,502
                                                 -----------   -----------   -----------

Cash Flows from Investing Activities:
  Construction expenditures                      (65,328,731)  (60,310,383)  (60,428,321)
  Non-utility property and other                  (1,525,824)      875,413    (1,801,879)
                                                 -----------   -----------   -----------
Net cash used in investing activities            (66,854,555)  (59,434,970)  (62,230,200)
                                                 -----------   -----------   -----------

Cash Flows from Financing Activities:
  Issuance of common stock through dividend
   reinvestment, stock purchase and stock
   option plans                                    9,796,147     9,809,642     7,674,585
  Increase (decrease) in interim bank loans, net  32,500,000   (21,500,000)    8,500,000
  Sale of senior debentures, net                        -       49,404,056    49,313,951
  Retirement of long-term debt                    (9,300,000)   (6,800,000)  (14,230,000)
  Retirement of common stock                        (269,299)      (33,670)      (58,056)
  Cash dividends                                 (18,582,497)  (17,301,431)  (16,194,228)
                                                 -----------   -----------   -----------
Net cash provided by financing activities         14,144,351    13,578,597    35,006,252
                                                 -----------   -----------   -----------

Net increase (decrease) in cash and
 temporary investments                             1,635,840    (1,719,269)    2,367,554
Cash and temporary investments at beginning
 of year                                           1,641,371     3,360,640       993,086
                                                 -----------   -----------   -----------
Cash and temporary investments at end of year    $ 3,277,211   $ 1,641,371   $ 3,360,640
                                                 ===========   ===========   ===========

Cash paid during the year for:
  Interest (net of amount capitalized)           $17,900,642   $15,514,606   $13,787,781
  Income taxes                                   $12,102,000   $12,935,000   $11,480,000


The accompanying notes to consolidated financial statements are an integral part of these statements.

   Public Service Company of North Carolina, Incorporated and Subsidiaries

                  Notes to Consolidated Financial Statements

       For the Fiscal Years Ended September 30, 1998, 1997 and 1996


1.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Segment Data

                The accompanying consolidated financial statements include the accounts of Public Service Company of North Carolina, Incorporated
         (PSNC) and its subsidiary companies, Clean Energy Enterprises, Inc., PSNC Blue Ridge Corporation, PSNC Production Corporation, Cardinal Pipeline Company, LLC, PSNC Propane Corporation (dissolved in fiscal
         1997) and PSNC Cardinal Pipeline Company (collectively, the "Company"). Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Equity investees of Company include Cardinal Extension Company, LLC (Note 2), Pine Needle LNG Company, LLC (Note 2) and Sonat Public Service Company L.L.C. (Sonat Public Service). Sonat Public Service is a 50%-50% joint venture between PSNC Production Corporation and Sonat Marketing Company L.P. All material intercompany transactions and balances among PSNC and its subsidiary companies have been eliminated in the accompanying consolidated financial statements.

                PSNC and its subsidiaries operate in one dominant business segment, distribution of natural gas. PSNC, through various subsidiaries and Sonat Public Service, also participates in nonregulated businesses such as natural gas brokering and supply services and the conversion and fueling of natural gas vehicles.

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

         Depreciation

                PSNC provides for depreciation on a straight-line basis by the application of specific rates to the various classes of depreciable property. These rates, which have been approved by the North Carolina Utilities Commission (NCUC), approximate 4.0% of the cost of depreciable property for each of the fiscal years 1998, 1997 and 1996, on a composite basis.

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

                The contribution was recorded as deferred revenue and is being recognized by PSNC Production over the five-year period. The noncurrent portion is reflected in deferred revenue with the current portion reflected in other current liabilities on the accompanying consolidated balance sheets.

         Debt Expense

                PSNC amortizes issuance costs for its debentures over the life of the related debt. PSNC is amortizing the redemption premium and the unamortized issuance costs on its previously refunded Series K First Mortgage Bonds over 15 years, in accordance with the treatment authorized by the NCUC.

         Fair Value of Financial Instruments

                Financial instruments include cash and temporary investments and long-term debt. The amount reported for cash and temporary investments are considered to be reasonable approximations of their fair values due to their short-term nature. The carrying amount of long-term debt, including current maturities, at September 30, 1998 and September 30, 1997, is $180,850,000 and $190,150,000, respectively, as compared to a fair market value of $195,044,000 and $207,729,000, respectively. The fair market value of these instruments is based on current market prices and yields for similar issues.

         Stock-Based Compensation

                PSNC has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. PSNC has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for stock options or similar equity instruments. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under APB 25, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting.

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


2.       REGULATORY MATTERS

                PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. Additionally, PSNC can recover its margin losses on negotiated gas sales to certain large commercial and industrial customers in any manner authorized by the NCUC. At September 30, 1998, the balance of net gas costs to be collected from customers pursuant to Rider D was $12,860,000 as compared to $18,385,000 at September 30, 1997. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers each month on the basis of market prices for natural gas. This procedure allows PSNC to better manage its deferred gas costs balance by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures.

                In PSNC's 1991 general rate case order, the NCUC authorized a weather normalization adjustment (WNA). This mechanism allows PSNC to adjust its winter-period gas sales rates to certain customers to avoid undercollections or overcollections of its non-gas costs due to weather fluctuations from normal.

                On October 30, 1998, the NCUC issued an order in PSNC's general rate case filed in April 1998. That order, effective November 1, 1998, granted PSNC additional annual revenue of $12,400,000 and allowed a 9.82% overall rate of return on PSNC's net utility investment. It also approved the continuation of the previously mentioned WNA and Rider D mechanisms and full margin transportation rates. Parties to the rate case have 30 days from the date of the order to file a notice of appeal and exceptions.

                Effective November 1, 1990, PSNC obtained additional firm capacity from Transcontinental Gas Pipe Line Corporation's (Transco) Southern Expansion project. On October 16, 1995, the Federal Energy Regulatory Commission (FERC) issued an order on remand, from the United States Court of Appeals for the District of Columbia Circuit, requiring Transco to file revised tariff sheets for Southern Expansion service provided from November 1, 1990 through October 31, 1991. As a result of this order, PSNC received additional charges for the period April 5, 1991, through October 31, 1991, and recorded additional expense of $734,000 during the fourth quarter of fiscal 1996. Based upon a prior NCUC order, PSNC could not collect these charges from its customers through the Rider D mechanism. PSNC believes the October 16, 1995, order to be the final order regarding Southern Expansion charges incurred prior to November 1, 1991, and anticipates no further exposure from this matter.

                On April 22, 1997, the NCUC approved PSNC's application to use expansion funds to extend service to western Haywood County, including Waynesville, Clyde and Lake Junaluska. This project was completed in July 1998. PSNC spent $5,653,000 on the project, of which $4,127,000 was reimbursed from the expansion fund.

                On July 6, 1998, PSNC filed an application with the NCUC to extend natural gas service into Alexander County. Most of Alexander County lies within PSNC's franchised service territory and is not currently provided natural gas service. PSNC estimates that the cost of the project will be $6,188,000 and has requested the NCUC to approve the use of $4,918,000 from PSNC's expansion fund to make this project economically feasible. Hearings were held on this matter during November 1998. An order from the NCUC is expected during the first quarter of calendar 1999.

                PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March
         1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline, extending from Wentworth to near Haw River, North Carolina, where it interconnects with PSNC and Piedmont. It was placed into service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In 1995, PSNC, Piedmont, Transco and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. As proposed, the pipeline will be extended 67.5 miles from the existing termination point of Cardinal Pipeline at Haw River to a point southeast of Raleigh and will provide 140 mmcf/day of additional firm capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG). The extension will be project-financed at an estimated cost of $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45% and NCNG will own approximately 5% of Cardinal Extension. PSNC, through a subsidiary, will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline Company, LLC. Construction began in November 1998. The facilities are expected to be in service on or before November 1, 1999.

                Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia to own and operate a liquefied natural gas storage facility, with an estimated cost of $107,000,000. Pursuant to a final FERC order, this facility is being constructed on a site near Transco's pipeline northwest of Greensboro, North Carolina, and will have a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. Liquefaction is expected to begin in May 1999 in time for withdrawal service to begin in the 1999 winter heating season. PSNC's subsidiary, PSNC Blue Ridge Corporation, will make an equity capital contribution of approximately $9,000,000 at the end of the construction period.

                On April 29, 1997, the NCUC issued an order authorizing deferral accounting for contract labor costs for a project to ensure that PSNC's computer operating systems function properly in year 2000. PSNC has incurred approximately $4,000,000 of these costs to date. The order required a three-year amortization of these costs beginning in the year incurred. PSNC began amortizing these costs in September 1997. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.

3.       COMMON STOCK

                The changes in common stock and capital in excess of par value for the three years ended September 30, 1998 were as follows:

                                                 Common Stock
                                             $1 Par, Authorized
                                              30,000,000 Shares       Capital in
                                             Shares                    Excess of
                                           Outstanding     Amount      Par Value
                                           -----------  -----------  -----------
        September 30, 1995                 18,689,346  $18,689,346  $106,655,316

          Issuance through dividend
           reinvestment plan (DRP)            326,618      326,618     4,860,612

          Issuance through employee
           stock purchase plan (ESPP)          92,405       92,405     1,105,164

          Issuance through nonqualified
           stock option plan (NSOP) - net      96,016       96,016     1,222,967

          Recognition of permanent tax
           differences related to stock
           options exercised                     -            -          163,800
                                           -----------  -----------  -----------

        September 30, 1996                 19,204,385   19,204,385   114,007,859

          Issuance through DRP                406,388      406,388     6,870,434

          Issuance through ESPP                81,349       81,349     1,236,505

          Issuance through NSOP - net          78,721       78,721     1,232,121

          Recognition of permanent tax
           differences related to stock
           options exercised                     -            -          127,200
                                          -----------  -----------  ------------

        September 30, 1997                 19,770,843   19,770,843   123,474,119

          Issuance through DRP                330,808      330,808     6,468,023

          Issuance through ESPP                82,203       82,203     1,276,613

          Issuance through NSOP - net          90,478       90,478     1,359,703

          Recognition of permanent tax
           differences related to stock
           options exercised                     -            -          208,600
                                          -----------  -----------  ------------

        September 30, 1998                 20,274,332  $20,274,332  $132,787,058
                                          ===========  ===========  ============

Stock Compensation Plans

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees." This statement defines a fair value method of accounting for stock options or similar equity instruments and was adopted by PSNC effective October 1, 1996.
SFAS No. 123 permits companies to continue to account for stock-based compensation awards under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting.

         At September 30, 1998, PSNC had three stock-based compensation plans. PSNC applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan or its 1997 Nonqualified Stock Option Plan. For fiscal 1997 and 1996, the compensation cost that had been charged against income for the 1992 Nonqualified Stock Option Plan was $187,397 and $167,904, respectively. Had compensation cost for PSNC's three stock-based plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, PSNC's net income and earnings per share (EPS) would have been reduced to the pro forma amounts shown below. For purposes of pro forma disclosures, the estimated fair value of options is recorded in its entirety in the year granted.

                                    1998           1997            1996
                                -----------    -----------     -----------
Net Income        As reported   $24,837,002    $26,346,553     $23,898,218
                  Pro forma     $23,584,100    $25,971,801     $23,469,513

Basic EPS         As reported         $1.24          $1.35           $1.26
                  Pro forma           $1.17          $1.33           $1.24

Diluted EPS       As reported         $1.23          $1.34           $1.25
                  Pro forma           $1.17          $1.32           $1.23



Nonqualified Stock Option Plans

         PSNC has two nonqualified stock option plans, a 1992 Nonqualified Stock Option Plan and a 1997 Nonqualified Stock Option Plan. In accordance with PSNC's 1992 Nonqualified Stock Option Plan, options to purchase an aggregate of up to 600,000 shares of PSNC's common stock can be granted to officers and key employees of PSNC. Options are granted at 90% of the fair market value of PSNC's common stock determined on the date of the grant, are exercisable beginning two years from the date of the grant and expire five years from the date of the grant. An exception to the two-year exercise date is allowed upon the retirement, disability or death of a participant; an exception is also allowed upon a change in control as defined in the plan. Under PSNC's 1997 Nonqualified Stock Option Plan, options to purchase an aggregate of up to 1,560,000 shares of PSNC's common stock can be granted to officers and key employees of PSNC. Options are granted at the fair market value of PSNC's common stock determined on the date of the grant, are exercisable beginning two years from the date of the grant and expire five years from the date of the grant. As a result of the options being granted at the fair market value, no compensation expense is recorded. An exception to the two-year exercise date is allowed upon the retirement, disability or death of a participant; an exception is also allowed upon a change in control as defined in the plan.

         Options granted, exercised and canceled under both plans for the three years ended September 30, 1998 were as follows:

                                Options     Weighted-Average
                              Outstanding    Exercise Price

    September 30, 1995          420,857          $13.17
     Granted                    120,000          $14.29
     Exercised                 (101,624)         $11.65
     Canceled                   (11,994)         $14.61
                                -------
    September 30, 1996          427,239          $13.81
     Granted                    118,967          $16.59
     Exercised                  (81,532)         $13.72
     Canceled                      (736)         $14.29
                                -------
    September 30, 1997          463,938          $14.54
     Granted                    624,000          $20.64
     Exercised                 (111,375)         $14.60
     Canceled                   (20,879)         $16.88
                                -------
    September 30, 1998          955,684          $18.46
                                =======


         For purposes of pro forma disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for nonqualified stock option grants in fiscal 1998, 1997 and 1996, respectively:

                                    1998            1997           1996
                               --------------   -----------    ----------
Risk free interest rate(s)     5.5% and 5.8%       6.00%           5.80%
Volatility factor                  15.30%         22.70%          34.12%
Dividend yield                      4.53%          5.10%           5.10%
Expected life                    4.5 years       4.5 years      4.5 years


         The weighted average fair value of nonqualified stock options granted during 1998, 1997 and 1996 was $2.54, $3.66 and $4.20, respectively. The number of shares and weighted average price of those shares exercisable at the end of the fiscal year were 231,403 shares at $13.49 for 1998, 231,612 shares at $13.61 for 1997 and 198,176 shares at $14.06 for 1996. As of September 30, 1998, the 955,684 outstanding options had a weighted average remaining contractual life of
3.6 years and exercise prices ranging from $12.86 to $21.25.


Employee Stock Purchase Plan

         Under the 1992 Employee Stock Purchase Plan, as amended and restated effective January 1, 1998, PSNC is authorized to issue up to 1,266,000 shares to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may choose each year to have from 2% to 10% of their base salary or wages withheld to purchase PSNC's common stock. The purchase price of stock is 90% of the lower of its beginning-of-year or end-of-year fair market value as defined in the plan. Seventy-two percent of eligible employees participated in the plan during fiscal 1998. In fiscal 1998, 1997 and 1996, PSNC issued to employees 82,203, 81,349 and 92,405 shares, respectively.

         For purposes of pro forma disclosure, the fair value of each employee stock purchase plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998, 1997 and 1996, respectively:

                                    1998           1997           1996
                                 ----------     ----------     --------
Risk free interest rate             5.43%          5.55%          5.18%
Volatility factor                  15.30%         22.18%         23.56%
Dividend yield                      4.53%          5.10%          5.10%
Expected life                      1 year         1 year         1 year

         The weighted average fair value of each employee stock purchase plan grant during 1998, 1997 and 1996 was $6.10, $2.32 and $2.28, respectively.

         At September 30, 1998, there were 931,420 common shares reserved for issuance under PSNC's Stock Purchase and Automatic Dividend Reinvestment Plan, 1,936,231 common shares reserved for granting under the 1992 and 1997 Nonqualified Stock Option Plans and 205,666 common shares reserved for issuance under the Employee Stock Purchase Plan.


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

                Net pension cost in fiscal 1998, 1997 and 1996 consisted of the following components (amounts in thousands):


                                              1998    1997    1996
                                             ------  ------  ------
         Service cost                        $2,073  $2,156  $2,034
         Interest cost                        3,050   3,282   2,972
         Actual return on assets             (3,154) (8,328) (2,845)
         Net amortization                       697   5,253     (23)
                                             ------  ------  ------
         Net pension cost                    $2,666  $2,363  $2,138
                                             ======  ======  ======

         The table below sets forth the amount recognized on PSNC's consolidated balance sheets at September 30, 1998 and 1997 (amounts in thousands):


                                                 1998         1997
                                               --------      -------
         Actuarial present value of benefit
          obligations:
         Accumulated benefit obligation,
          including vested benefits in
          1998 of $32,525 and 1997 of $28,692   $33,910      $29,852
                                                =======      =======


         Projected benefit obligation           $46,609      $42,920
         Plan assets at fair value               43,711       39,253
                                                -------      -------

         Plan assets under projected
          benefit obligation                      2,898        3,667
         Unrecognized transition amount           1,406        1,716
         Unrecognized net gain                    7,261        8,301
         Unrecognized prior service cost         (3,580)      (4,152)
                                                -------      -------
         Accrued pension cost                   $ 7,985      $ 9,532
                                                =======      =======

         Actuarial assumptions:
         Weighted average discount rate            6.75%        7.50%
         Rate of increase in future
          compensation levels                2.75%-5.75%  3.50%-6.50%
         Weighted average expected
          long-term rate of return                    8%           8%


                The majority of plan assets is invested in equities, with the balance primarily in fixed income investments. The fair value of PSNC's own common stock held by the plan at the respective 1998 and 1997 measurement dates was approximately $2,453,000 and $3,251,000.

                PSNC offers medical, life and dental insurance coverage to its qualified salaried and hourly retirees. These benefits are unfunded. Retirees are required to contribute to the cost of the coverage. PSNC's policy is to review the contributions required from retirees on an annual basis and to increase retiree contributions as necessary. Effective October 1, 1993, PSNC adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The standard provides for the accrual of the costs of retiree medical, life and dental insurance benefits over the working lifetime of the employees.

         Based on the actuarial valuation of October 1, 1993, the adoption of SFAS No. 106 resulted in a transition obligation of approximately $7,400,000. The following table reconciles the plan's funded status to the accrued benefit cost as of September 30, 1998 and 1997 (amounts in thousands):


                                                1998          1997
                                              -------       -------
         Fair value of plan assets            $  -          $  -

         Accumulated postretirement benefit
          obligation (APBO):
           Retirees and dependents            $ 4,271       $ 3,853
           Other fully eligible participants    1,209           917
           Other active participants            3,502         2,833
                                              -------       -------
                                                8,982         7,603

         Unrecognized prior service cost         (488)         (531)
         Unrecognized net gain                   (480)          498
         Unrecognized transition obligation    (3,326)       (3,547)
                                              -------       -------
         Accrued postretirement benefit cost  $ 4,688       $ 4,023
                                              =======       =======


                The  net  periodic   postretirement   benefit  cost  for  fiscal
         September 30, 1998, 1997 and 1996 consists of the following components (amounts in thousands):


                                              1998     1997     1996
                                             ------   ------   ------
         Service cost                       $  247   $  255   $  258
         Interest cost on APBO                 554      554      525
         Amortization of
          transition obligation                222      222      258
         Net amortization                       34       38       19
                                            ------   ------    -----
         Net periodic postretirement
          benefit cost                      $1,057   $1,069   $1,060
                                            ======   ======   ======


                As of the 1998 measurement date, the assumed health care cost trend rate used in determining the APBO was 8.25% in 1998, 7.75% in 1999, 7.25% in 2000, 6.75% in 2001, then decreasing annually to an ultimate trend rate of 4.25% in 2008. A one percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 3%. The service and interest cost components of the net periodic postretirement benefit cost would increase approximately 5%. The net periodic postretirement benefit cost was calculated using a weighted average discount rate of 7.50%. The APBO at the measurement date was determined using a weighted average discount rate of 6.75%.


5.       SHORT-TERM BORROWING ARRANGEMENTS

                PSNC has committed lines of credit with six commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1998, total lines of credit with these banks range from a minimum of $39,000,000 to a winter-period maximum of $85,000,000. PSNC also has uncommitted annual lines of credit totaling $35,000,000. There are no restrictions on the withdrawal of cash balances maintained with these banks. The banks are compensated for the committed lines of credit through the payment of commitment fees. At September 30, 1998 and 1997, there were $70,500,000 and $38,000,000 of short-term bank loans outstanding, respectively.

                PSNC borrows funds on a short-term basis primarily for its construction program and for the seasonal financing of stored gas. The loans are generally arranged for periods of up to 90 days at rates below the prime rate. Bankers' acceptance loans are arranged for periods of up to 180 days at rates below the prime rate. At September 30, 1998 and 1997, PSNC had no bankers' acceptance loans outstanding.

                Certain information related to short-term borrowings is as follows (dollars in thousands):

                                                     1998          1997
                                                   -------       -------

         At year end -
                Amount outstanding                 $70,500       $38,000
                Weighted average rate                 5.96%         5.91%

         During the year -
                Maximum amount outstanding         $73,500       $81,500
                Average daily amount outstanding   $49,914       $36,381
                Weighted average rate                 5.95%         5.75%


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


6.       INCOME TAXES

                Income tax expense is shown on the consolidated statements of income within the captions listed below. Immediately following are the components of income tax expense (amounts in thousands):


                                   1998               1997              1996
                             ---------------    ---------------   ---------------
                             Federal   State    Federal   State   Federal   State

Income Statement Captions:
 Operating expenses
  and taxes                  $12,210  $2,917    $12,535  $3,176   $11,579  $2,917
 Other income (deductions)       917     211        866     226       763     202
                             -------  ------    -------  ------   -------  ------
                             $13,127  $3,128    $13,401  $3,402   $12,342  $3,119
                             =======  ======    =======  ======   =======  ======

Income Tax Expense:
 Currently payable           $ 7,681  $1,781    $11,246  $2,782   $ 9,892  $2,427
 Deferred                      5,816   1,347      2,585     620     2,885     692
 Investment tax credits, net    (370)   -          (430)   -         (435)   -
                             -------  ------    -------  ------   -------  ------
                             $13,127  $3,128    $13,401  $3,402   $12,342  $3,119
                             =======  ======    =======  ======   =======  ======


                A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows (dollars in thousands):

                                              1998          1997        1996
                                            -------       -------     -------

Statutory federal income tax rate                35%           35%         35%
Expected federal income tax expense
 at federal statutory rate                  $13,987       $14,720     $13,438
Less: State income tax benefit                1,022         1,112       1,022
      Amortization of ITC                       370           430         435
      Tax on subsidiary income                  592           587         465
      Other                                    (207)           56         (63)
                                            -------       -------     -------
Federal income tax expense                  $12,210       $12,535     $11,579
                                            =======       =======     =======


                The components of the net deferred tax liabilities as of September 30, 1998 and 1997, are as follows (amounts in thousands):

                                                     1998          1997
                                                   -------       -------
Deferred tax assets:
   Regulatory liabilities - income tax amounts     $ 4,510       $ 4,653
   Pension expense                                   2,503         2,775
   Unamortized ITC                                   1,323         1,476
   Postretirement benefits                           1,545         1,311
   Deferred gain on Sonat joint venture              1,243         1,633
   Other                                             1,897         1,520
                                                   -------       -------
                                                   $13,021       $13,368
Deferred tax liabilities:
   Depreciation and property related items         $67,280       $61,151
   Excess deferred taxes due to a change
    in the statutory rate                            9,963        10,138
   Regulatory assets - income tax amounts              537           594
   Year 2000 costs                                   1,314           677
   Other                                               453           246
                                                   -------       -------
                                                   $79,547       $72,806

Net deferred tax liabilities                       $66,526       $59,438
                                                   =======       =======



7.       ENVIRONMENTAL MATTERS

                PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions made during visits to the sites. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining five sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes costs of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). Another North Carolina public utility or its predecessors also operated the MGP sites in Raleigh, Durham and Asheville, and PSNC is in discussion with that utility regarding potential cost sharing arrangements for investigation and potential remediation costs of four of the sites. At this time, PSNC has not reached a definitive agreement regarding such arrangements.

                An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of September 30, 1998, PSNC has recorded a liability and associated regulatory asset of the minimum amount of the range, or $3,705,000.

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

                  On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 under the registration statement. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt. At September 30, 1998, $25,000,000 remained on the shelf registration.

                  Scheduled maturities of long-term debt during each of the next five fiscal years are as follows as of September 30, 1998: 1999, $9,300,000; 2000, $11,800,000; 2001, $6,800,000; 2002, $8,050,000; and
         2003, $7,500,000.

                  Under terms of the debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions, the most significant of which could restrict payment of dividends. At September 30, 1998, PSNC is in compliance in all material respects with the requirements of its debt agreements.

 9.      CONSTRUCTION PROGRAM

                  The  construction   program  for  fiscal  1999,  as  presently
         planned, provides for expenditures of approximately $45,000,000.


10.      CONTINGENT LIABILITIES

                  PSNC is a party to certain legal actions. Although it is impossible to predict the outcomes with certainty, after consultation with legal counsel, management does not expect the dispositions of these matters to have a materially adverse effect on PSNC's financial position, results of operations or cash flows.

                  PSNC is also a party to certain legal actions involving potential environmental liability as more fully discussed in Note 7.

11.  EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement. This statement was adopted by PSNC beginning October 1, 1997.





                                             Twelve Months Ended
                                             September  30, 1998

                                         Income         Shares         Per Share
                                       (Numerator)   (Denominator)       Amount

Basic EPS
Net income                           $ 24,837,002     20,103,103         $ 1.24

Effect of dilutive securities (Options)                  117,477
                                                      ----------
Diluted EPS
Net income                           $ 24,837,002     20,220,580         $ 1.23
                                                      ==========



                                            Twelve Months Ended
                                            September 30, 1997

                                        Income        Shares           Per Share
                                     (Numerator)   (Denominator)         Amount

Basic EPS
Net income                           $26,346,553   19,549,656             $1.35

Effect of dilutive securities (Options)               100,269
                                                   ----------
Diluted EPS
Net income                           $26,346,553   19,649,925             $1.34
                                                   ==========



                                            Twelve Months Ended
                                            September 30, 1996

                                        Income        Shares           Per Share
                                     (Numerator)   (Denominator)         Amount

Basic EPS
Net income                           $23,898,218    18,995,035            $1.26

Effect of dilutive securities (Options)                 70,226
                                                    ----------
Diluted EPS
Net income                           $23,898,218    19,065,261            $1.25
                                                    ==========

12.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                  The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1998 and 1997 (amounts in thousands, except per share data):

                                                              1998
                                               Fourth     Third     Second     First

     Operating revenues                        $32,151   $54,532   $140,205  $103,784

     Gross margin                               18,520    28,642     68,486    40,724

     Operating income (loss)                    (2,042)    4,123     26,226    10,790

     Net income (loss)                          (5,682)      802     22,524     7,193

     Basic earnings (loss) per share              (.28)      .04       1.12       .36

     Diluted earnings (loss) per share            (.28)      .04       1.11       .36

                                                              1997
                                               Fourth     Third     Second     First

     Operating revenues                        $34,024   $60,106   $150,146   $93,653

     Gross margin                               17,914    29,391     67,169    41,452

     Operating income (loss)                    (1,630)    4,543     25,765    11,038

     Net income (loss)                          (5,231)    1,285     22,387     7,906

     Basic earnings (loss) per share (1)          (.26)      .07       1.15       .41

     Diluted earnings (loss) per share (1)        (.26)      .07       1.14       .41

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Public Service Company of North Carolina, Incorporated:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of North Carolina, Incorporated (PSNC), a North Carolina corporation, and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of PSNC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of North Carolina, Incorporated and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.





s/Arthur Andersen LLP

Charlotte, North Carolina,
October 30, 1998

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



s/Charles E. Zeigler, Jr.                             s/Jack G. Mason
-------------------------------                       -----------------------
Charles E. Zeigler, Jr.                               Jack G. Mason
Chairman, President and                               Vice President - Finance
Chief Executive Officer

         Supplementary Data

                  The information for this item is contained in Note 12 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)" on page 49 this annual report.


         Item 9.  Changes in and Disagreements With Accountants
                       on Accounting and Financial Disclosure

         None.

                                         PART III


         Item 10.  Directors and Executive Officers of the Registrant

         Directors

                  The information for this item is set forth in the sections entitled "Election of Directors" and "The Board of Directors and Committees of the Board Compliance with Section 16(a)" in PSNC's proxy statement dated December 16, 1998, relating to the January 29, 1999 annual meeting of shareholders, which section is incorporated herein by reference.

         Executive Officers

                  The information for this item is set forth on page 12 of this annual report.


         Item 11.  Executive Compensation

                  The information for this item is set forth in the sections entitled "Executive Compensation," "Employee Retirement Plans," "Performance Graph" and "The Board of Directors and Committees of the Board" in PSNC's proxy statement dated December 16, 1998, relating to the January 29, 1999 annual meeting of shareholders, which section is incorporated herein by reference (specifically excluding disclosures in such sections relating to Items 402(k) and (l) of Regulation S-K).

        Item 12.  Security Ownership of Certain Beneficial Owners and Management

                  The information for this item is set forth in the section entitled "Common Stock Ownership by Directors and Executive Officers" in PSNC's proxy statement dated December 16, 1998, relating to the January 29, 1999 annual meeting of shareholders, which section is incorporated herein by reference.


        Item 13.  Certain Relationships and Related Transactions

                  The information for this item is set forth in the sections entitled "Election of Directors" and "Compensation Committee Interlocks and Insider Participation" in PSNC's proxy statement dated December 16, 1998, relating to the January 29, 1999 annual meeting of shareholders, which sections are incorporated herein by reference.


                                      PART IV


       Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                                                            Page

         (a)  1.  Financial statements -

                  Consolidated Statements of Income for the
                     Fiscal Years Ended September 30, 1998,
                      1997 and 1996                                           29
                  Consolidated Balance Sheets at
                     September 30, 1998 and 1997                              30
                  Consolidated Statements of Capitalization
                     at September 30, 1998 and 1997                           31
                  Consolidated Statements of Retained
                     Earnings for the Fiscal Years Ended
                     September 30, 1998, 1997 and 1996                        31
                  Consolidated Statements of Cash Flows for
                     the Fiscal Years Ended September 30, 1998,
                     1997 and 1996                                            32
                  Notes to Consolidated Financial Statements
                     for the Fiscal Years Ended September 30,
                     1998, 1997 and 1996                                   33-49
                  Report of Independent Public Accountants                    50
                  Management's Responsibility for Financial Statements        51

                                                                            Page
              2.  Financial statement schedules -

                  The  following  financial  statement  schedules
                   are  included herein:

                  Supplemental Schedules:
                  Report of Independent Public Accountants                    56
                  Schedule II - Reserves for the Fiscal Years Ended
                    September 30, 1998, 1997 and 1996                      57-59


              All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

              3.  Exhibits -

                  See Exhibit Index on page 61 of this annual report.

         (b)      Reports on Form 8-K -

              There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



       As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into PSNC's previously filed Registration Statements on Form S-3 (File Nos. 33-65205 and 33-10637) and Form S-8 (File Nos. 33-49153, 33-48909 and 333-34845).



s/Arthur Andersen LLP

Charlotte, North Carolina,
December 21, 1998

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Public Service Company of North Carolina, Incorporated included in this Form 10-K, and have issued our report thereon dated October 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

s/Arthur Andersen LLP

Charlotte, North Carolina,
October 30, 1998



   PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description             Of Period      Expenses    Income    Deductions(1) Of Period
------------------------------    ----------    ----------  --------   ----------    ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $2,521,983    $786,480    $80,306    $1,302,641    $2,086,128
                                  ==========    ========    =======    ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible            $2,039,104
      Less - Recoveries on accounts previously written off               736,463
                                                                      ----------
                                                                      $1,302,641
                                                                      ==========


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

                         PUBLIC SERVICE COMPANY
                         OF NORTH CAROLINA, INCORPORATED
                         (Registrant)

                         s/Charles E. Zeigler, Jr.
                         Charles E. Zeigler, Jr.
                         Chairman, President and
December 21, 1998        Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 1998.


s/Charles E. Zeigler, Jr.                    s/Jack G. Mason
Charles E. Zeigler, Jr.                      Jack G. Mason
Chairman, President and                      Vice President - Finance
Chief Executive Officer                      (Principal financial and
(Principal executive officer)                accounting officer)



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

s/Van E. Eure
Van E. Eure - Director

                               EXHIBIT INDEX

         The following documents are filed as a part of this annual report on Form 10-K for the fiscal year ended September 30, 1998. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

Exhibit
Number

*3-A-4   -  Amended and Restated Charter, dated February 1, 1991.
            (File No. 0-1218, 10-K--1992, Exhibit 3-A-4).

*3-A-4.1 -  Amendment to Amended and Restated Charter, dated April 10, 1997.
            (8-K/A--April 14, 1997, Exhibit A).

*3-I     -  By-laws, as amended to date. (File No. 0-1218, 10-Q--March 31,
            1994, Exhibit 3-I).

*4-A     -  Debenture Purchase Agreement, dated as of June 15, 1987, for
            $25,000,000 of 8.65% Senior Debentures due August 31, 2002.
            (File No. 0-1218, 10-K--1987, Exhibit 4-A).

*4-B     -  Debenture Purchase Agreement, dated as of September 15, 1988, for
            $25,000,000 of 10% Senior Debentures due October 1, 2003.
            (File No. 0-1218, 10-K--1988, Exhibit 4-B).

*4-C     -  Debenture Purchase Agreement, dated as of December 5, 1989, for
            $43,000,000 of 10% Senior Debentures due December 1, 2004.
            (File No. 0-1218, 10-K--1989, Exhibit 4-C).

*4-D     -  Debenture Purchase Agreement, dated as of June 25, 1992, for
            $32,000,000 of 8.75% Senior Debentures due June 30, 2012.
            (File No. 0-1218, 10-Q--June 30, 1992, Exhibit 4-D).

*4-E-1   -  Indenture dated as of January 1, 1996, as supplemented by a First
            Supplemental Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee.
            (File No. 1-11429, 10-Q--December 31, 1995, Exhibit 4-E-1).

*4-E-2   -  Specimen of the certificate representing the $50,000,000 aggregate principal amount of 6.99% Senior Debentures Due 2026 issued by PSNC on January 16, 1996. (File No. 1-11429, 10-Q--
            December 31, 1995, Exhibit 4-E-2).

Exhibit
Number

*4-E-3    -  Second Supplemental Indenture dated as of December 15, 1996 to
             Indenture dated as of January 1, 1996, between PSNC and First
             Union National Bank of North Carolina, as trustee.
             (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 4-E-3).

*4-E-4    -  Specimen of the certificate representing the $50,000,000 aggregate principal amount of 7.45% Senior Debentures Due 2026 issued by PSNC on December 15, 1996 is included in Exhibit 4-E-3.
             (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 4-E-4).

*10-A-9   -  Firm Sales Service Agreement under Rate Schedule FS, dated August
             1, 1991, between PSNC and Transcontinental Gas Pipe Line Corpora-tion. (File No. 0-1218, 10-Q--March 31, 1992, Exhibit 10-A-9).

*10-A-10  -  Firm Sales Service Agreement under Rate Schedule FS, dated
             August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 0-1218, 10-Q--March 31, 1992, Exhibit 10-A-10).

*10-A-11  -  Firm Sales Service Agreement under Rate Schedule FS, dated August
             1, 1991, between PSNC and Transcontinental Gas Pipe Line Corpora-tion. (File No. 0-1218, 10-Q--March 31, 1992, Exhibit 10-A-11).

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

Exhibit
Number

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

Exhibit
Number

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

*10-A-31  -  Interruptible Transportation Service Agreement under Rate
             Schedule IT, dated January 23, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-A-31).

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

Exhibit
Number

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

*10-B-4.1  - Amendment dated May 16, 1996 to the Liquefied Natural Gas Storage
             Service Agreement under Rate Schedule LG-A, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 1-11429, 10-K--1997, Exhibit 10-B-4.1).

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

*10-B-8    - General Storage Service Agreement under Rate Schedule GSS, dated
             July 1, 1996, between PSNC and Transcontinental Gas Pipe Line Cor-poration. (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 10-B-8).

*10-C-2    - 1992 Nonqualified Stock Option Plan.  (Registration No. 33-48909,
             Exhibit 4).

*10-C-3    - 1997 Nonqualified Stock Option Plan.  (Registration No. 333-34845).

*10-D-3    - Construction, Operating and Management Agreement by and between
             Public Service Company of North Carolina, Inc. and Cardinal Pipe-line Company, LLC, dated March 23, 1994. (File No. 0-1218, 10-Q-- March 31, 1994, Exhibit 10-D-3).

*10-D-4    - Construction, Operation and Maintenance Agreement by and between
             Pine Needle Operating Company and Pine Needle LNG Company, LLC dated August 8, 1995. (File No. 1-11429, 10-Q--December 31, 1996,
             Exhibit 10-D-4).

Exhibit
Number

*10-D-5     - Operating Agreement of Pine Needle LNG Company, LLC dated August
              8, 1995.  (File No. 1-11429, 10-Q--December 31, 1996, Exhibit
              10-D-5).

*10-D-5.1   - Amendment to Operating Agreement of Pine Needle LNG Company, LLC
              dated October 1, 1995. (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 10-D-5.1).

*10-D-6     - Service Agreement under Rate Schedule LNG-1 between Pine Needle
              LNG Company, LLC and Public Service Company of North Carolina, Inc. dated January 29, 1997. (File No. 1-11429, 10-K--1997,
              Exhibit 10-D-6).

*10-D-7     - Amended Operating Agreement of Cardinal Extension Company,
              LLC, dated December 19, 1996.  (File No. 1-11429, 10-Q--
              December 31, 1997, Exhibit 10-D-7).

*10-D-8     - Amended Construction, Operation and Maintenance Agreement by
              and between Cardinal Operating Company and Cardinal Extension Company, LLC, dated December 19, 1996. (File No. 1-11429, 10-Q--December 31, 1997, Exhibit 10-D-8).

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

  21        - Subsidiaries of Registrant.


  23        - Consent of Independent Public Accountants.  (Set forth on page 55 of this annual report).


  27        - Financial Data Schedule.

                                                                     EXHIBIT 21

           PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                         SUBSIDIARIES OF REGISTRANT (1)



                  Cardinal Pipeline Company, LLC (2) Cardinal Extension Company, LLC (3) Clean Energy Enterprises, Inc. PSNC Blue Ridge Corporation PSNC Cardinal Pipeline Company PSNC Production Corporation Pine Needle LNG Company, LLC (4) Sonat Public Service Company L.L.C. (5)



                  (1) The above subsidiaries are incorporated or organized in the State of North Carolina, with the exception of Sonat Public Service Company L.L.C., which is a Delaware LLC. PSNC Exploration Corporation was dissolved August 1996. PSNC Propane Corporation was dissolved September 1997.

                  (2)      64.5% ownership by PSNC.

                  (3) Estimated 33% ownership by PSNC Cardinal Pipeline Company at end of construction.

                  (4) 17% ownership by PSNC Blue Ridge Corporation.

                  (5) 50% ownership by PSNC Production Corporation.