Form 10-Q
period 1998-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1999-02-12
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1998

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

Number of shares of Common Stock, $1 par value, outstanding
at January 31, 1999...................................................20,517,485

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




                                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                     (In thousands, except per share amounts)



                                              Three Months Ended      Twelve Months Ended
                                                  December 31             December 31
                                              ------------------      -------------------
                                                1998      1997          1998       1997
                                              --------  --------      --------   --------
Operating revenues                            $ 73,201  $103,784      $300,089   $348,060
Cost of gas                                     33,401    63,060       144,642    192,862
                                              --------  --------      --------   --------
Gross margin                                    39,800    40,724       155,447    155,198
                                              --------  --------      --------   --------

Operating expenses and taxes:
  Operating and maintenance                     19,217    14,766        64,368     60,197
  Provision for depreciation                     6,693     6,078        25,664     23,072
  General taxes                                  3,896     4,858        16,221     17,389
  Income taxes                                   2,158     4,232        13,053     15,073
                                              --------  --------      --------   --------
                                                31,964    29,934       119,306    115,731
                                              --------  --------      --------   --------
Operating income                                 7,836    10,790        36,141     39,467

Other income, net                                  744     1,067         3,198      3,961

Interest deductions                              4,814     4,664        17,928     17,795
                                              --------  --------      --------   --------
Net income                                    $  3,766  $  7,193      $ 21,411   $ 25,633
                                              ========  ========      ========   ========

Average common shares outstanding               20,359    19,893        20,220     19,699

Basic earnings per share                          $.18      $.36         $1.06      $1.30

Diluted common shares outstanding               20,553    20,011        20,349     19,791

Diluted earnings per share                        $.18      $.36         $1.05      $1.30

Cash dividends declared per share                 $.24      $.23          $.95       $.91


See notes to consolidated financial statements.


                                     2

                        CONSOLIDATED BALANCE SHEETS (Unaudited)
                                       (In thousands)

                                        ASSETS


                                                Dec 31       Sep 30      Dec 31
                                                 1998         1998        1997
                                               --------     --------    --------
Gas utility plant                              $754,798     $743,721    $697,678
  Less - Accumulated depreciation               231,783      224,204     210,067
                                               --------     --------    --------
                                                523,015      519,517     487,611
                                               --------     --------    --------

Non-utility property, net                           583          595         630
                                               --------     --------    --------

Current assets:
  Cash and temporary investments                  4,347        3,277       7,642
  Restricted cash and temporary investments      14,174       10,247       9,645
  Receivables, less allowance for
   doubtful accounts                             45,573       20,836      55,739
  Materials and supplies                          6,774        6,992       8,142
  Stored gas inventory                           24,367       24,406      18,944
  Deferred gas costs, net                        19,389       13,576      27,784
  Prepayments and other                           2,461        2,260       2,093
                                               --------     --------    --------
                                                117,085       81,594     129,989
                                               --------     --------    --------

Deferred charges and other assets                15,725       17,047      16,255
                                               --------     --------    --------
  Total                                        $656,408     $618,753    $634,485
                                               ========     ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                        $ 20,378     $ 20,274    $ 19,918
   Capital in excess of par value               134,742      132,787     126,052
   Retained earnings                             68,654       69,778      66,475
                                               --------     --------    --------
                                                223,774      222,839     212,445
  Long-term debt                                164,750      171,550     174,050
                                               --------     --------    --------
                                                388,524      394,389     386,495
                                               --------     --------    --------

 Current liabilities:
  Maturities of long-term debt                    9,300        9,300       9,300
  Accounts payable                               31,972       20,015      46,152
  Accrued taxes                                     224        1,180       6,091
  Customer prepayments and deposits               9,048        7,021       8,233
  Cash dividends and interest                     7,744        9,210       7,284
  Restricted supplier refunds                    14,174       10,247       9,645
  Other                                           7,859        4,184       4,069
                                               --------     --------    --------
                                                 80,321       61,157      90,774
  Interim bank loans                             94,500       70,500      69,500
                                               --------     --------    --------
                                                174,821      131,657     160,274
                                               --------     --------    --------

Deferred credits and other liabilities:
  Income taxes, net                              67,865       66,527      60,468
  Investment tax credits                          3,311        3,411       3,667
  Accrued pension cost                            6,128        7,985       9,490
  Deferred revenues                               1,876        2,121       2,855
  Other                                          13,883       12,663      11,236
                                               --------     --------    --------
                                                 93,063       92,707      87,716
                                               --------     --------    --------
  Total                                        $656,408     $618,753    $634,485
                                               ========     ========    ========

See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
                              (In thousands)

                                             Twelve Months Ended
                                                 December 31
                                               1998      1997
                                              -------   -------
Balance beginning of period                   $66,475   $59,051
Add - Net income                               21,411    25,633
Deduct - Common stock dividends
          and other                            19,232    18,209
                                              -------   -------

Balance end of period                         $68,654   $66,475
                                              =======   =======




                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)

                                             Three Months Ended    Twelve Months Ended
                                                December 31            December 31
                                             ------------------    -------------------

                                               1998      1997        1998       1997
                                              -------   -------     -------    ------

Cash Flows From Operating Activities:
  Net income                                  $ 3,766   $ 7,193     $21,411    $25,633
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other           7,513     6,970      29,038     26,588
    Deferred income taxes, net                  1,339     1,030       7,397      3,088
                                              -------   -------     -------    -------
                                               12,618    15,193      57,846     55,309
    Change in operating assets and liabilities:
       Receivables, net                       (24,914)  (29,438)      9,438     (2,191)
       Inventories                                257     1,449      (4,054)    (5,697)
       Accounts payable                        11,957    18,353     (14,180)    (2,039)
       Accrued pension cost                    (1,856)      (42)     (3,362)    (1,156)
       Other                                   (1,492)   (7,842)      7,556     (3,216)
                                              -------   -------     -------    -------
                                               (3,430)   (2,327)     53,244     41,010
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (11,077)  (13,451)    (62,954)   (61,474)
  Non-utility and other                         1,127      (993)        594        394
                                              -------   -------     -------    -------
                                               (9,950)  (14,444)    (62,360)   (61,080)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       2,114     2,866       9,044     10,908
  Increase in interim bank
   loans, net                                  24,000    31,500      25,000     39,500
  Retirement of long-term debt
   and common stock                            (6,800)   (7,060)     (9,290)    (9,564)
  Cash dividends                               (4,864)   (4,534)    (18,933)   (17,613)
                                              -------   -------     -------    -------
                                               14,450    22,772       5,821     23,231
                                              -------   -------     -------    -------

Net increase in cash and
 temporary investments                          1,070     6,001      (3,295)     3,161
Cash and temporary investments
 at beginning of period                         3,277     1,641       7,642      4,481
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 4,347   $ 7,642     $ 4,347    $ 7,642
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 6,133   $ 6,328     $17,706    $17,679
  Income taxes                                    280       930      11,452     13,865

See notes to consolidated financial statements.

                                     4

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in PSNC's 1998 Annual Report. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

   PSNC's business is seasonal in nature; therefore, the financial results for any interim period are not necessarily indicative of those which may be expected for the annual period.

2. During the quarter ended December 31, 1998, PSNC recorded net restructuring charges of $4,027,000 in connection with Plan 2001, a three-year operating plan for translating PSNC's vision, mission, strategies and corporate goals into specific actions. These charges consisted of severance benefits of approximately $4,200,000, a one-time payment to 152 employees of approximately $1,100,000 in connection with an automobile fleet restructuring and a net curtailment loss on post-retirement benefit obligations of approximately $447,000 offset by pension gains of approximately $1,720,000. The severance charges are the result of a plan approved by the Board of Directors to eliminate approximately 200 positions from PSNC's workforce by August 1999 through the involuntary termination of selected employees or job classifications. Severance benefit arrangements under the plan were communicated to employees during the first quarter of fiscal 1999. The net curtailment loss on post-retirement benefits and the pension gains relate directly to the severance activity. The net one-time impact on quarterly earnings from all of the above items was a decrease of $0.12 per share.

3. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement was adopted by PSNC effective October 1, 1998. At December 31, 1998, comprehensive income does not differ materially from net income.

4. In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This information introduces a new model for segment reporting based on the way senior management organizes segments within a company for operating decisions and assessing performance. This statement was adopted by PSNC October 1, 1998 and becomes effective for its 1999 annual financial statements.

5. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting EPS. It requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the computation of basic EPS to diluted EPS. Basic EPS is computed by dividing income available to shareholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Prior period EPS has been restated to conform to the new statement. This statement was adopted by PSNC effective October 1, 1997.




                                          Three Months Ended                                        Three Months Ended
                                           December 31, 1998                                         December 31, 1997
                           ------------------------------------------------         ------------------------------------------------

                             Income             Shares            Per Share            Income              Shares          Per Share
                           (Numerator)       (Denominator)          Amount          (Numerator)        (Denominator)         Amount
                           -----------       -------------        ---------         -----------        -------------       ---------

Basic EPS
Net income                 $3,766,000         20,359,000             $.18           $7,193,000           19,893,000           $.36

Effect of dilutive
   securities (Options)                          194,000                                                    118,000
                                             -----------                                                -----------

Diluted EPS
Net income                 $3,766,000         20,553,000             $.18           $7,193,000           20,011,000           $.36
                                             ===========                                                 ==========






                                          Twelve Months Ended                                       Twelve Months Ended
                                           December 31, 1998                                         December 31, 1997
                           ------------------------------------------------         ------------------------------------------------

                             Income             Shares            Per Share            Income              Shares          Per Share
                           (Numerator)       (Denominator)          Amount          (Numerator)        (Denominator)         Amount
                           -----------       -------------        ---------         -----------        -------------       ---------

Basic EPS
Net income                 $21,411,000        20,220,000             $1.06          $25,633,000          19,699,000           $1.30

Effect of dilutive
  securities (Options)                           129,000                                                     92,000
                                             -----------                                                -----------

Diluted EPS
Net income                 $21,411,000        20,349,000             $1.05          $25,633,000          19,791,000           $1.30
                                              ==========                                                 ==========


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)         Three Months Ended December 31
                                 ------------------------------------------
                                                          Increase
                                    1998       1997      (Decrease)      %
                                  --------   --------     --------       --
Gross margin                      $ 39,800   $ 40,724     $   (924)      (2)
Less - Franchise taxes               2,361      3,347         (986)     (29)
                                  --------   --------     --------
  Net margin                      $ 37,439   $ 37,377     $     62        -
                                  ========   ========     ========

Total volume throughput (DT):
  Residential                        4,274      6,124       (1,850)     (30)
  Commercial/small industrial        2,732      3,607         (875)     (24)
  Large commercial/industrial        8,343      9,306         (963)     (10)
                                  --------   --------    ---------
                                    15,349     19,037       (3,688)     (19)
                                  ========   ========    =========


System average degree days:
  Actual                             1,078      1,477         (399)     (27)
  Normal                             1,292      1,292
  Percent colder (warmer) than normal  (17%)       14%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                 $  4,037   $ (3,433)   $   7,470

Customers at end of period:
  Residential                      293,779    280,393       13,386        5
  Commercial/small industrial       41,797     40,724        1,073        3
  Large commercial/industrial        2,429      2,425            4        -
                                  --------   --------    ---------
                                   338,005    323,542       14,463        4
                                  ========   ========    =========


         Net margin for the three months ended December 31, 1998 increased $62,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                     Commercial/     Large
                                       Small       Commercial/
                        Residential  Industrial    Industrial   Other    Total
                        -----------  ----------    ----------- ------   -------
 Price variance *          $  818      $  214       $  (589)   $ -      $   443
 Volume variances, net        (12)       (307)         (779)     -       (1,098)
 Other                       -           -             -          717       717
                           ------      ------       -------    ------   -------
 Total                     $  806      $  (93)      $(1,368)   $  717   $    62
                           ======      ======       =======    ======   =======

*Includes changes in sales mix.

         The increase in net margin is the result of offsetting factors. The increase in net margin is attributable to the general rate increase effective November 1, 1998, an increase in the number of customers served and, as a result of the warmer weather, a lower volume and cost of unaccounted-for gas. These increases were offset by a reduction in the volume of gas sold as a result of warmer than normal weather. The impact of warm weather on usage per customer more than offset the impact of PSNC's weather normalization adjustment (WNA) on margin. Throughput to non-WNA large commercial and industrial customers decreased 10% as compared to the same period in fiscal 1998 as a result of the warmer weather.


(Amounts in thousands except
 degree day data)                      Twelve Months Ended December 31
                                   -----------------------------------

                                                           Increase
                                     1998        1997     (Decrease)     %
                                   --------    --------    --------      --
Gross margin                       $155,447    $155,198    $    249       -
Less - Franchise taxes                9,604      11,143      (1,539)    (14)
                                   --------    --------    --------
   Net margin                      $145,843    $144,055    $  1,788       1
                                   ========    ========    ========


Total volume throughput (DT):
  Residential                        18,945      20,008      (1,063)     (5)
  Commercial/small industrial        11,742      12,409        (667)     (5)
  Large commercial/industrial        33,064      33,560        (496)     (1)
                                   --------    --------    --------
                                     63,751      65,977      (2,226)     (3)
                                   ========    ========    ========


System average degree days:
  Actual                              2,967       3,417        (450)    (13)
  Normal                              3,382       3,382
  Percent colder (warmer) than normal   (12%)         1%

Weather normalization adjustment
  income, net of franchise taxes   $  7,356    $  3,315     $ 4,041

         Net margin for the twelve months ended December 31, 1998 increased $1,788,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/    Large
                                     Small     Commercial/
                      Residential  Industrial  Industrial   Other    Total

Price variance *           $  579     $   156     $  (817) $   (10) $   (92)
Volume variances, net       1,062        (336)       (440)    -         286
Other                        -           -           -       1,594    1,594
                           ------     -------     -------  -------  -------
Total                      $1,641     $  (180)    $(1,257) $ 1,584  $ 1,788
                           ======     =======     =======  =======  =======

*  Includes changes in sales mix.

         The increase in net margin is due primarily to the general rate increase effective November 1, 1998, an increase in the number of customers served and, as a result of the warmer weather, a lower volume and cost of unaccounted-for gas. Partially offsetting these increases is a reduction in the volume of gas sold as a result of warmer than normal weather.

         Operating and maintenance expenses for the three months ended December 31, 1998 increased $4,451,000 or 30% as compared to the same period last year and $4,171,000 or 7% for the twelve-month period. The change for both periods is primarily the result of net restructuring charges recognized during the first quarter of fiscal 1999 of $4,027,000 in connection with Plan 2001, discussed further in Note 2 to the accompanying unaudited consolidated financial statements. These charges consisted of severance benefits of approximately
$4,200,000, a one-time payment to 152 employees of approximately $1,100,000 in connection with an automobile fleet restructuring and a net curtailment loss on post-retirement benefit obligations of approximately $447,000 offset by pension gains of approximately $1,720,000. On a straight comparison basis without this restructuring charge, operating and maintenance expenses increased 3% for the quarter and remained relatively flat for the twelve-month period.

         PSNC estimates that implementation of Plan 2001 over the course of fiscal 1999 should produce approximately $9,800,000 of pre-tax annualized cost savings and incremental margin. Additionally, PSNC expects Plan 2001 initiatives during the fiscal 2000-01 period to provide approximately $6,000,000 of pre-tax annualized cost savings and incremental margin.

         Depreciation expense increased for the three and twelve months ended December 31, 1998 due to utility plant additions. For the three- and twelve-month periods, general taxes decreased 20% and 7%, respectively. These decreases are due primarily to decreased franchise taxes based on decreased operating revenues for the respective periods.

         Other income for the three and twelve months ended December 31, 1998 decreased $323,000 and $763,000, respectively. This is primarily the result of a decrease in interest income on amounts due from customers through the operation of the Rider D rate mechanism. This mechanism allows PSNC to recover all prudently incurred gas costs from customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers. Through an increment in its rates, PSNC collected previously undercollected gas costs and was able to match its benchmark gas cost more closely to market prices. This resulted in a lower average Rider D receivable balance. Additionally, contributing to the decrease in both periods is a $210,000 pre-tax write-down due to an anticipated loss on PSNC Production Corporation's investment in American Gas Finance Company, a limited liability company established by natural gas utilities to provide financing for residential energy- efficiency improvements. Somewhat offsetting both these items is an increase in merchandising and jobbing income of $84,000 and $378,000 for the three- and twelve-month periods.

         Interest deductions for the three and twelve months ended December 31, 1998 increased 3% and 1% as compared to the same periods last year. This reflects the increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding during the period. Somewhat offsetting this is a decrease in interest expense on long-term debt resulting from lower average long-term debt outstanding.

         The change in diluted earnings per share for both the three- and twelve-month periods reflects an increase of 3% in the average number of common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment and stock option plans.


Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1999 construction budget is approximately $45,000,000, compared to actual construction expenditures for fiscal 1998 of $65,329,000. This 31% reduction in budgeted construction expenditures is partially due to the completion of PSNC's bare main replacement program and management's emphasis on improving the return made on capital investments. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the three and twelve months ended December 31, 1998 were $11,077,000 and $62,954,000, respectively, as compared to $13,451,000 and $61,474,000 for the same periods ended
December 31, 1997.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with six commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1998, total lines of credit with these banks range from a minimum of $39,000,000 to a winter-period maximum of $85,000,000. At December 31, 1998, committed lines of credit totaled $85,000,000 and uncommitted annual lines of credit totaled $35,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs.

         Restricted  cash and  temporary  investments  and  restricted  supplier refunds relate to refunds of $14,174,000 received from PSNC's pipeline transporters that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the North Carolina Utilities Commission (NCUC) dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         Net accounts receivable decreased $10,166,000 as compared to December 31, 1997 due primarily to lower gas sales revenues and reduced gas brokering and transportation pooling activities.

         Stored gas inventories increased $5,423,000 as compared to December 31, 1997 due primarily to acquiring additional storage capacity through two existing storage services.

         As of December 31, 1998, September 30, 1998 and December 31, 1997, net deferred gas costs include $9,195,000, $863,000 and $14,799,000, respectively, of gas costs related to unbilled volumes. The balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. Net deferred gas costs at December 31, 1998 and September 30, 1998 primarily represent undercollections from customers. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures, which are based upon market prices projected for the subsequent twelve months.

         Deferred charges and other assets decreased as compared to September 30, 1998 due primarily to a decrease in long-term restricted cash. Long-term restricted cash represents a restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing). PSNC's subsidiary, PSNC Production Corporation, and Sonat Marketing created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Upon creation of Sonat Public Service, Sonat Marketing contributed $4,944,000 for its 50% ownership in Sonat Public Service, of which $4,845,000 was restricted. Restricted cash of equal amounts are being released annually beginning in December 1998 through December 2001. PSNC Production received its first cash payment of $1,211,000 in December 1998, lowering the balance in long-term restricted cash to $3,634,00 at December 31, 1998. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction is adversely modified by any regulatory body over a five-year period.

         Accounts payable decreased $14,180,000 as compared to December 31, 1997 due primarily to lower volumes of natural gas purchased at a lower cost and reduced secondary market activity.

         Accrued taxes decreased as compared to December 31, 1997 due to an overpayment of 1998 income taxes which has been applied to 1999 income taxes.

         Other current liabilities increased from September 30, 1998 and December 31, 1997 due primarily to recording accrued unpaid severance charges of approximately $3,600,000 in the first quarter of fiscal 1999.

         The change in deferred credits and other liabilities from September 30, 1998 includes a decrease in accrued pension cost of $1,720,000 offset by an increase of $447,000 in post-retirement benefits, both related to the company's severance activity.

Regulatory Matters

         On October 30, 1998, the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of $12,400,000 and allowed a 9.82% overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment, Rider D mechanisms and full margin transportation rates. The Carolina Utility Customers Association, Inc. (CUCA), a party to PSNC's general rate case, has formally appealed the general rate case order. Management cannot predict the outcome of this appeal.

         On July 6, 1998, PSNC filed an application with the NCUC to extend natural gas service into Alexander County. Most of Alexander County lies within PSNC's franchised service territory and is not currently provided natural gas service. PSNC estimates that the cost of the project will be $6,188,000 and has requested the use of $4,918,000 from its expansion fund to make this project economically feasible. A hearing was held on this matter on November 18, 1998. An order from the NCUC is expected during the first quarter of calendar 1999.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline. PSNC owns 64.5% of the pipeline, which extends from Wentworth to near Haw River, North Carolina, where it interconnects with PSNC and Piedmont. It was placed into service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal Pipeline. As proposed, the new pipeline will extend approximately 67 miles from the existing termination point of Cardinal Pipeline at Haw River to a point southeast of Raleigh and will provide 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG). The extension will be project-financed at an estimated cost of approximately $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45% and NCNG will own approximately 5% of Cardinal Extension. PSNC, through a subsidiary, will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline Company, LLC. Construction began in November 1998. The facilities are expected to be in service on or before November 1, 1999.

         Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle will own and operate a liquefied natural gas storage facility, with an estimated cost of $107,000,000. Pursuant to a final Federal Energy Regulatory Commission order, this facility is being constructed on a site near Transco's pipeline northwest of Greensboro, North Carolina, and will have a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. The facility is expected to be operational by May 1999. PSNC, through its subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), will own 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. Blue Ridge will make capital contributions approximating $9,000,000 at the end of the construction period.

          On November 14, 1996, PSNC filed an application with the NCUC requesting deferral accounting for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. Approximately $4,000,000 of these costs have been incurred to date. PSNC began amortizing these costs in September 1997. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.


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

         PSNC's overall goal is to address Year 2000 readiness requirements by mid-1999 and to continue developing and testing its contingency plan throughout 1999. PSNC began its Year 2000 efforts in 1995 by interviewing vendors and gaining awareness of this issue. An assessment of PSNC's Year 2000 impact was performed in 1996, and PSNC began addressing its major business computer systems. PSNC decided to renovate its customer information system and to replace its financial and the materials management systems. The renovation of PSNC's customer information system was completed in September 1998, and Year 2000 ready financial and materials management systems are to be implemented early calendar 1999.

         During 1998, PSNC established a centrally managed, company-wide Year 2000 project office. PSNC's Year 2000 project scope was expanded to include: business continuity planning; "embedded" systems containing microprocessors, i.e., automated meter reading and process control equipment; end-user computing hardware and software, i.e., personal computers; facility equipment, such as heating and cooling systems and facsimile devices; and business relationships with PSNC's customers and key suppliers.

         The assessment of critical supplier and third-party vendor progress, although external to PSNC, will continue throughout calendar 1999. PSNC cannot quantify the impact of any failure by a critical supplier or third-party vendor at this time. PSNC is presently developing a contingency plan to address the mitigation of risks and continuance of operations if critical suppliers or third-party vendors have a failure. PSNC has a verbal mutual agreement with its major pipeline transporter to begin developing a contingency plan in mid-1999.

         While PSNC believes that it has minimized the risks of encountering serious problems associated with the Year 2000 issue, it still faces the risk that some systems and processes that are not Year 2000 ready either will not be identified or will not be corrected before 2000. Additionally, PSNC has no assurance that the Year 2000 issues of other entities will not have a material impact on PSNC's systems or results of operations.

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

         Approximately   $12,500,000  to  replace   existing  systems  is  being
capitalized as plant. Approximately $4,500,000 to modify existing computer systems is being expensed over a three-year period in accordance with the NCUC order discussed more fully in Regulatory Matters. Approximately $4,000,000 of these costs has been incurred. These costs are estimates based on PSNC's analysis to date and are subject to change after the modifications of its systems are completed.

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

         Although PSNC does not believe that these disruptions will occur, it has no assurance that such disruptions will not occur. PSNC has assessed the impact of such a scenario and continues to evaluate this scenario. PSNC believes that its contingency plans will lessen the impact of any disruption.

         If such disruption does occur, PSNC does not believe that it will have a material adverse impact on its financial position, cash flows or results of operations.

Contingency Plans

         PSNC is preparing contingency plans so that its critical operational and business processes can be expected to continue to function on January 1, 2000 and thereafter. These plans are intended to lessen both internal risks as well as potential external risks in the supply chain of PSNC's suppliers and customers. PSNC is currently assessing critical suppliers and vendors to determine their Year 2000 readiness. While PSNC continues to monitor supplier and vendor progress on this issue, PSNC does not control third-party Year 2000 remediation plans and cannot guarantee that all third parties will be Year 2000 compliant and able to provide their products and services to PSNC on January 1, 2000 and thereafter. PSNC cannot quantify at this time the financial or operational impact of the failure of one or more of its suppliers to deliver critical supplies or services. PSNC expects to have its contingency plans prepared by June 1999 with testing continuing throughout calendar 1999.

         The foregoing information is based on PSNC's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modifications and remediation actions and other factors. Given the complexity of the issues and possible as yet unidentified risks, actual results may vary from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of trained personnel, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third-party suppliers and similar uncertainties.

         Each of the components of PSNC's Year 2000 program is progressing, and the company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.


Forward-looking Statements

         Statements contained in this document and the notes to the financial statements that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward- looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to implement internal performance goals successfully, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices, unanticipated problems related to internal Year 2000 initiatives as well as potential adverse consequences related to third-party Year 2000 compliance, and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

                          PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

        As more fully disclosed in Part I under  "Environmental  Matters" and in
Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1998, PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.

Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Part I Exhibits:

                  27     -       Financial Data Schedule.


        (b) Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended December 31, 1998.

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


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED
                                                        (Registrant)





Date 2-12-99                                /s/Charles E. Zeigler, Jr.
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date 2-12-99                                /s/Jack G. Mason
                                            Jack G. Mason
                                            Vice President - Finance