Form 10-Q
period 1999-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1999-05-14
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

Number of shares of Common Stock, $1 par value, outstanding
at April 30, 1999.....................................................20,577,967

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




                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share amounts)


                               Three Months Ended    Six Months Ended   Twelve Months Ended
                                    March 31             March 31            March 31
                               ------------------   ------------------  -------------
                                 1999      1998       1999      1998      1999       1998
                               --------  --------   --------  --------  --------   -------
Operating revenues             $134,326  $140,205   $207,528  $243,988  $294,211   $338,119
Cost of gas                      63,747    71,719     97,149   134,779   136,670    181,604
                               --------  --------   --------  --------  --------   --------
Gross margin                     70,579    68,486    110,379   109,209   157,541    156,515
                               --------  --------   --------  --------  --------   --------

Operating expenses and taxes:
  Operating and maintenance      18,164    15,761     37,381    30,528    66,770     60,630
  Provision for depreciation      6,742     6,177     13,435    12,255    26,229     23,727
  General taxes                   6,248     6,266     10,143    11,124    16,203     17,152
  Income taxes                   13,666    14,056     15,825    18,288    12,663     15,078
                               --------  --------   --------  --------  --------   --------
                                 44,820    42,260     76,784    72,195   121,865    116,587
                               --------  --------   --------  --------  --------   --------
Operating income                 25,759    26,226     33,595    37,014    35,676     39,928

Other income, net                   913       833      1,657     1,900     3,277      3,729

Interest deductions               4,648     4,535      9,462     9,198    18,042     17,887
                               --------  --------   --------  --------  --------   --------
Net income                     $ 22,024  $ 22,524   $ 25,790  $ 29,716  $ 20,911   $ 25,770
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     20,546    20,081     20,453    19,987    20,336     19,841

Basic earnings per share          $1.07     $1.12      $1.26     $1.49     $1.03      $1.30

Diluted common shares
 outstanding                     20,778    20,210     20,652    20,107    20,478     19,941

Diluted earnings per share        $1.06     $1.11      $1.25     $1.48     $1.02      $1.29

Cash dividends declared
 per share                         $.24      $.23       $.48      $.46      $.96       $.92


See notes to consolidated financial statements.


                        CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (In thousands)

                                          ASSETS

                                                  Mar 31     Sep 30      Mar 31
                                                   1999       1998        1998

Gas utility plant                                $765,964   $743,721    $714,610
  Less - Accumulated depreciation                 239,368    224,204     215,604
                                                 --------   --------    --------
                                                  526,596    519,517     499,006
                                                 --------   --------    --------

Non-utility property, net                             572        595         618
                                                 --------   --------    --------

Current assets:
  Cash and temporary investments                    2,943      3,277       4,541
  Restricted cash and temporary investments        18,590     10,247       9,776
  Receivables, less allowance for
   doubtful accounts                               50,342     20,836      47,528
  Materials and supplies                            6,160      6,992       8,013
  Stored gas inventory                             13,878     24,406      10,815
  Deferred gas costs, net                           5,961     13,576       9,026
  Prepayments and other                             2,322      2,260       2,801
                                                 --------   --------    --------
                                                  100,196     81,594      92,500
                                                 --------   --------    --------

Deferred charges and other assets                  15,780     17,047      16,889
                                                 --------   --------    --------
  Total                                          $643,144   $618,753    $609,013
                                                 ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                          $ 20,568   $ 20,274    $ 20,097
   Capital in excess of par value                 138,456    132,787     129,244
   Retained earnings                               85,730     69,778      84,376
                                                 --------   --------    --------
                                                  244,754    222,839     233,717
  Long-term debt                                  157,250    171,550     174,050
                                                 --------   --------    --------
                                                  402,004    394,389     407,767
                                                 --------   --------    --------

Current liabilities:
  Maturities of long-term debt                      6,800      9,300       9,300
  Accounts payable                                 26,593     20,015      32,992
  Accrued taxes                                    13,917      1,180      13,929
  Customer prepayments and deposits                 4,877      7,021       4,579
  Cash dividends and interest                       8,673      9,210       8,761
  Restricted supplier refunds                      18,590     10,247       9,776
  Other                                             6,037      4,184       3,911
                                                 --------   --------    --------
                                                   85,487     61,157      83,248
  Interim bank loans                               62,500     70,500      30,500
                                                 --------   --------    --------
                                                  147,987    131,657     113,748
                                                 --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                69,219     66,527      61,183
  Investment tax credits                            2,980      3,411       3,337
  Accrued pension cost                              4,834      7,985       8,929
  Deferred revenues                                 1,632      2,121       2,610
  Other                                            14,488     12,663      11,439
                                                 --------   --------    --------
                                                   93,153     92,707      87,498
                                                 --------   --------    --------
  Total                                          $643,144   $618,753    $609,013
                                                 ========   ========    ========


See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
                                     (In thousands)

                                             Twelve Months Ended
                                                  March 31
                                                1999      1998
                                              -------   -------
Balance beginning of period                   $84,376   $77,138
Add - Net income                               20,911    25,770
Deduct - Common stock dividends
          and other                            19,557    18,532
                                              -------   -------

Balance end of period                         $85,730   $84,376
                                              =======   =======



                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     (In thousands)

                                              Six Months Ended     Twelve Months Ended
                                                  March 31               March 31
                                              -----------------    --------------

                                               1999      1998        1999       1998
                                              -------   -------    --------    -------

Cash Flows From Operating Activities:
  Net income                                  $25,790   $29,716     $20,911    $25,770
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          15,223    14,092      29,627     27,042
    Deferred income taxes, net                  2,693     1,745       8,036      3,466
                                              -------   -------     -------    -------
                                               43,706    45,553      58,574     56,278
  Change in operating assets and liabilities:
     Receivables, net                         (30,221)  (21,789)     (3,518)     3,359
     Inventories                               11,360     9,707      (1,210)    (2,054)
     Accounts payable                           6,578     5,193      (6,399)    12,704
     Accrued pension cost                      (3,151)     (603)     (4,095)      (191)
     Other                                     21,319    15,275       7,248      8,023
                                              -------   -------     -------    -------
                                               49,591    53,336      50,600     78,119
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (22,243)  (31,121)    (56,451)   (67,455)
  Non-utility and other                           784    (1,894)      1,152        379
                                              -------   -------     -------    -------
                                              (21,459)  (33,015)    (55,299)   (67,076)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       6,101     6,254       9,644     10,222
  Increase (decrease) in interim bank
   loans, net                                  (8,000)   (7,500)     32,000      7,000
  Retirement of long-term debt
   and common stock                           (17,060)   (7,060)    (19,564)    (9,564)
  Cash dividends                               (9,507)   (9,115)    (18,979)   (17,942)
                                              -------   -------     -------    -------
                                              (28,466)  (17,421)      3,101    (10,284)
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                           (334)    2,900      (1,598)       759
Cash and temporary investments
 at beginning of period                         3,277     1,641       4,541      3,782
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 2,943   $ 4,541     $ 2,943    $ 4,541
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 9,577   $ 9,342     $18,136    $17,747
  Income taxes                                  1,435     7,280       6,257     13,095


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

2. During the quarter ended December 31, 1998, PSNC recorded net restructuring charges of $4,027,000 in connection with Plan 2001, a three-year operating plan for translating PSNC's vision, mission, strategies and corporate goals into specific actions. These charges consisted of severance benefits of approximately $4,200,000, a one-time payment to 152 employees of approximately $1,100,000 in connection with an automobile fleet restructuring and a net curtailment loss on post-retirement benefit obligations of approximately $447,000 offset by pension gains of approximately $1,720,000. The severance charges are the result of a plan approved by the Board of Directors to eliminate approximately 200 positions from PSNC's workforce by August 1999 through the involuntary termination of selected employees or job classifications. Severance benefit arrangements under the plan were communicated to employees during the first quarter of fiscal 1999. The net curtailment loss on post-retirement benefits and the pension gains relate directly to the severance activity. The combined one-time impact on quarterly earnings from all of the above items was a decrease of $0.12 per share net of tax.

3. In June 1997, the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement was adopted by PSNC effective October 1, 1998. For the three months ended March 31, 1999, comprehensive income does not differ materially from net income.

4. In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This information introduces a new model for segment reporting based on the way senior management organizes segments within the company for operating decisions and assessing performance. This statement was adopted by PSNC October 1, 1998 and becomes effective for its 1999 annual financial statements.

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item, in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement will be adopted by PSNC effective October 1, 1999. PSNC has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption.

6. On February 16, 1999, PSNC and SCANA Corporation (SCANA), a South Carolina corporation, entered into an Agreement and Plan of Merger (Agreement) providing for a strategic business combination of the two companies. Pursuant to the Agreement, PSNC will be merged with and into a wholly owned subsidiary of SCANA. Under the terms of the Agreement, the holders of PSNC's $1.00 par value common stock will receive consideration valued at $33.00 per share. Each shareholder may elect to receive 100 percent of the consideration in SCANA common stock, 100 percent in cash, or a combination thereof, subject to the total cash allocated to PSNC shareholders being no higher than 50 percent of the total consideration received by PSNC shareholders. PSNC shareholders who elect to receive stock will receive between 1.02 and 1.45 shares of SCANA common stock depending upon the average price of SCANA common stock in the 20 business day period ending on the trading day immediately preceding the day of the closing of the mergers. This equates to a collar of between $22.75 and $32.40 for each share of SCANA's common stock. SCANA will allocate $700 million in cash for payment to PSNC and SCANA shareholders under the election process. A maximum of approximately $350 million, under a right of first refusal, will be allocated to PSNC's shareholders who elect to receive cash. The transaction will be accounted for as a purchase.

         The Agreement has been approved by the Boards of Directors of PSNC and SCANA. Consummation of the merger is subject to certain closing conditions, including the approvals by both companies' common shareholders and the appropriate governmental and regulatory bodies. In addition, the merger was conditioned upon the effectiveness of a joint proxy statement/registration statement filed on May 11, 1999 with respect to the SCANA common stock to be issued pursuant to the merger and to solicit shareholder votes for approval of the merger. The joint proxy statement/registration statement became effective May 12, 1999. A shareholders meeting to vote on the merger will be held at 9:30 a.m. on Thursday, July 1, 1999 at PSNC's corporate office. A SCANA shareholders meeting will be held simultaneously.

          Operating and maintenance expenses for the three months ended
March 31, 1999 include merger-related charges of $1,594,000, or $0.05 per share after tax. Excluding these charges, diluted earnings per share for the second quarter of fiscal 1999 would have been $1.11, equal to the comparable period of the prior year.

         Currently, ten key executives have severance agreements with PSNC. Under these severance agreements, approximately $4,223,000 in the aggregate may be payable to them in connection with the merger.

         PSNC sponsors a deferred compensation plan for outside directors and a retirement plan for all directors. Upon a change in control, approximately $2,656,000 will be payable in cash to directors pursuant to these plans. Of this amount, approximately $177,000 will be expensed for the deferred compensation plan, and approximately $472,000 will be expensed for the retirement plan.

         PSNC has two nonqualified stock option plans, a 1992 Nonqualified Stock Option Plan and a 1997 Nonqualified Stock Option Plan. In accordance with the plans, options are exercisable beginning two years and expiring five years from the date of the grant. An exception to the two-year exercise date is allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in the plans. Approximately 722,000 options, including 524,000 options that are unexercisable, are currently outstanding. All of these stock options become exercisable upon a change in control. The Agreement states, at the election of the optionee, participants in the plans can receive cash payments equal to the differential between each option exercise price and $33.00 per share for each option outstanding at the date of the transaction. These payments will be made from the approximately $350 million allocated by SCANA to PSNC's shareholders, as discussed above.

         SCANA is a holding company principally engaged, through subsidiaries, in electric and natural gas utility operations, telecommunications and other energy-related businesses. SCANA's subsidiaries serve approximately 517,000 electric customers in South Carolina and more than 500,000 natural gas customers in South Carolina and Georgia. SCANA also has significant investments in telecommunications companies that serve more than 350,000 customers throughout the Southeast.

7. The following tables summarize the effect on earnings per share of dilutive securities as required by SFAS No. 128:



                                   Three Months Ended                                                Three Months Ended
                                      March 31, 1999                                                   March 31, 1998
                      ------------------------------------------------             ----------------------------------------------
                        Income            Shares          Per Share                   Income            Shares         Per Share
                      (Numerator)     (Denominator)         Amount                 (Numerator)        (Denominator)     Amount
                      ------------------------------------------------            -----------------------------------------------

Basic EPS
Net income            $22,024,000      20,546,000           $1.07                  $22,524,000        20,081,000          $1.12

Effect of dilutive
  securities (Options)                    232,000                                                        129,000
                                      -----------                                                     ----------

Diluted EPS
Net income             $22,024,000      20,778,000           $1.06                  $22,524,000       20,210,000          $1.11
                                       ===========                                                    ==========

                                       Six Months Ended                                            Six Months Ended
                                        March 31, 1999                                              March 31, 1998
                        ---------------------------------------------               ----------------------------------------------

                           Income           Shares          Per Share                  Income              Shares        Per Share
                        (Numerator)      (Denominator)        Amount                 (Numerator)        (Denominator)       Amount


Basic EPS
Net income             $25,790,000       20,453,000          $1.26                  $29,716,000        19,987,000           $1.49

Effect of dilutive
  securities (Options)                      199,000                                                       120,000
                                        -----------                                                   -----------

Diluted EPS
Net income             $25,790,000       20,652,000          $1.25                  $29,716,000        20,107,000           $1.48
                                         ==========                                                   ===========


                                     Twelve Months Ended                                           Twelve Months Ended
                                        March  31, 1999                                              March  31, 1998
                       ------------------------------------------------            ----------------------------------------------

                          Income            Shares            Per Share               Income              Shares        Per Share
                       (Numerator)      (Denominator)           Amount             (Numerator)        (Denominator)       Amount
                       -----------      -------------         ---------            -----------        -------------       -------


Basic EPS
Net income             $20,911,000       20,336,000            $1.03               $25,770,000          19,841,000         $1.30

Effect of dilutive
  securities (Options)                      142,000                                                        100,000
                                        -----------                                                    -----------

Diluted EPS
Net income             $20,911,000       20,478,000            $1.02               $25,770,000          19,941,000         $1.29
                                         ==========                                                    ===========


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)             Three Months Ended March 31
                                    ----------------------------------
                                                           Increase
                                      1999       1998     (Decrease)       %
Gross margin                        $ 70,579   $ 68,486    $  2,093         3
Less - Franchise taxes                 4,318      4,506        (188)       (4)
                                    --------   --------    --------
  Net margin                        $ 66,261   $ 63,980    $  2,281         4
                                    ========   ========    ========

Total volume throughput (DT):
  Residential                         10,734     10,425         309         3
  Commercial/small industrial          5,561      5,492          69         1
  Large commercial/industrial          8,774      9,729        (955)      (10)
                                    --------   --------    --------
                                      25,069     25,646        (577)       (2)
                                    ========   ========    ========

System average degree days:
  Actual                               1,726      1,655          71         4
  Normal                               1,814      1,814
  Percent colder (warmer) than normal     (5%)       (9%)

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  3,044   $  3,034    $     10

Customers at end of period:
  Residential                        298,711    283,184      15,527         5
  Commercial/small industrial         41,975     41,165         810         2
  Large commercial/industrial          2,431      2,431        -            -
                                    --------   --------    --------
                                     343,117    326,780      16,337         5
                                    ========   ========    ========


       Net margin for the three months ended March 31, 1999 increased $2,281,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/     Large
                                     Small       Commercial/
                     Residential   Industrial    Industrial    Other      Total

  Price variance *      $2,496       $  430       $(1,203)    $ -        $1,723
  Volume variances, net  1,361          224          (515)      -         1,070
  Other                   -            -             -          (512)      (512)
                        ------       ------       -------     ------     ------
  Total                 $3,857       $  654       $(1,718)    $ (512)    $2,281
                        ======       ======       =======     ======     ======

 *Includes changes in sales mix.

The increase in net margin is attributable to the general rate increase which was effective November 1, 1998 and an increase in the number of customers served. Furthermore, throughput to non-weather normalization adjustment (WNA) large commercial and industrial customers decreased 10% as compared to the same period in fiscal 1998 as a result of the warmer than normal weather for the period and price competition with alternate fuels.


(Amounts in thousands except
 degree day data)                           Six Months Ended March 31
                                    ---------------------------------
                                                             Increase
                                      1999        1998      (Decrease)     %
Gross margin                        $110,379    $109,209    $   1,170       1
Less - Franchise taxes                 6,679       7,853       (1,174)    (15)
                                    --------    --------    ---------
  Net margin                        $103,700    $101,356    $   2,344       2
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         15,008      16,549       (1,541)     (9)
  Commercial/small industrial          8,293       9,098         (805)     (9)
  Large commercial/industrial         17,117      19,035       (1,918)    (10)
                                    --------    --------    ---------
                                      40,418      44,682       (4,264)    (10)
                                    ========    ========    =========

System average degree days:
  Actual                               2,804       3,132         (328)    (10)
  Normal                               3,106       3,106
  Percent colder (warmer) than normal    (10%)         1%

Weather normalization adjustment
 income (refund), net of
 franchise taxes                    $  7,080    $   (398)   $   7,478


     Net margin for the six months ended March 31, 1999 increased $2,344,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/      Large
                                     Small       Commercial/
                    Residential    Industrial    Industrial    Other     Total

 Price variance *      $ 3,313       $  644       $(1,791)      $ -      $2,166
 Volume variances, net   1,349          (83)       (1,294)        -         (28)
 Other                    -            -             -           206        206
                       -------       ------       -------       ----     ------
 Total                 $ 4,662       $  561       $(3,085)      $206     $2,344
                       =======       ======       =======       ====     ======

 * Includes changes in sales mix.

The increase in net margin is due primarily to the general rate increase effective November 1, 1998 and an increase in the number of customers served. Although natural gas deliveries decreased over the same period the prior year, due to weather that was 10% warmer than the prior period, the WNA helped offset the impact that the warmer than normal weather had on net margin. Throughput to non-WNA large commercial and industrial customers decreased 10% as compared to the same period in fiscal 1998 as a result of the warmer than normal weather for the period and price competition with alternate fuels.


(Amounts in thousands except
 degree day data)                        Twelve Months Ended March 31
                                    ---------------------------------
                                                             Increase
                                      1999        1998      (Decrease)     %
Gross margin                        $157,541    $156,515    $   1,026       1
Less - Franchise taxes                 9,415      10,823       (1,408)    (13)
                                    --------    --------    ---------
  Net margin                        $148,126    $145,692    $   2,434       2
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         19,254      20,934       (1,680)     (8)
  Commercial/small industrial         11,812      12,705         (893)     (7)
  Large commercial/industrial         32,109      34,557       (2,448)     (7)
                                    --------    --------    ---------
                                      63,175      68,196       (5,021)     (7)
                                    ========    ========    =========


System average degree days:
  Actual                               3,038       3,560         (522)    (15)
  Normal                               3,382       3,382
  Percent colder (warmer) than normal    (10%)         5%

Weather normalization adjustment
 income, net of franchise taxes      $ 7,366    $    508    $   6,858


       Net margin for the twelve months ended March 31, 1999 increased $2,434,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/     Large
                                     Small       Commercial/
                    Residential    Industrial    Industrial    Other      Total

 Price variance *     $ 2,934        $ 453      $ (2,227)     $ -       $ 1,160
 Volume variances, net  1,183         (162)       (1,436)       -          (415)
 Other                   -             -            -          1,689      1,689
                      -------        -----      --------      ------    -------
 Total                $ 4,117        $ 291      $ (3,663)     $1,689    $ 2,434
                      =======        =====      ========      ======    =======

* Includes changes in sales mix.

         The increase in net margin is due primarily to the general rate increase effective November 1, 1998, an increase in the number of customers served and, as a result of the warmer weather, a lower volume and cost of unaccounted-for gas. Although natural gas deliveries decreased over the same period the prior year, due to weather that was 15% warmer than the prior period, the WNA helped offset the impact that the warmer than normal weather had on net margin. Throughput to non-WNA large commercial and industrial customers decreased 7% as compared to the same period in fiscal 1998 as a result of the warmer than normal weather for the period and price competition with alternate fuels.

         Operating and maintenance expenses for the three, six and twelve months ended March 31, 1999 increased 15%, 22% and 10%, respectively, as compared to the same periods last year. The increase for the three months ended March 31, 1999 is due primarily to $1,594,000 of costs related to the proposed business combination with SCANA Corporation discussed further in Note 6 to the accompanying unaudited consolidated financial statements. The change for the six- and twelve-month periods also includes net restructuring charges recognized during the first quarter of fiscal 1999 of $4,027,000 in connection with Plan 2001, discussed further in Note 2. Excluding acquisition and restructuring charges, operating and maintenance expenses increased 5% and 4% for the three- and six-month periods, respectively, and remained flat for the twelve-month period.

         PSNC estimates that implementation of Plan 2001 over the course of fiscal 1999 should produce approximately $9,800,000 of pre-tax annualized cost savings and incremental margin. Additionally, PSNC expects Plan 2001 initiatives during the fiscal 2000-01 period to provide approximately $6,000,000 of pre-tax annualized cost savings and incremental margin.

         Depreciation expense increased for the three, six and twelve months ended March 31, 1999 due to utility plant additions. General taxes decreased for all three periods due primarily to decreased franchise taxes based on decreased operating revenues for the respective periods.

         Other income for the three months ended March 31, 1999 increased $80,000, while decreasing $243,000 and $452,000 for the six- and twelve-month periods, respectively, as compared to the same periods for the prior year. The decrease for the six- and twelve-month periods is primarily the result of a decrease in interest income on amounts due from customers through the operation of the Rider D rate mechanism. This mechanism allows PSNC to recover all prudently incurred gas costs from customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers. Through an increment in its rates, PSNC collected previously under collected gas costs and was able to match its benchmark gas cost more closely to market prices. This resulted in a lower average Rider D receivable balance. Additionally, contributing to the decrease in both periods is a $210,000 pre-tax write-down due to an anticipated loss on PSNC Production Corporation's investment in American Gas Finance Company, a limited liability company established by natural gas utilities to provide financing for residential energy-efficiency improvements. Partially offsetting these items is an increase in merchandising and jobbing income of $163,000, $247,000 and $563,000 for the three-, six- and twelve-month periods, respectively.

         Interest deductions for the three, six and twelve months ended March 31, 1999 increased 3%, 3% and 1%, respectively, as compared to the same periods last year. This reflects the increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding during the period. Also, included in this increase is $200,000 of debt expense recognized due to the prepayment on February 26, 1999 of the remaining $10,000,000 of 8.65% senior debentures due 2002. Partially offsetting these increases is a decrease in interest expense on long-term debt resulting from lower average long-term debt outstanding.

         The change in diluted earnings per share for the three-, six- and twelve-month periods reflects an increase of 3% in the average number of diluted common shares outstanding as compared to the same periods last year. These increases are primarily due to shares issued through PSNC's dividend reinvestment and stock option plans. In March 1999, PSNC began purchasing shares on the open market to satisfy the requirements of these plans.


Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1999 construction budget is approximately $45,000,000, compared to actual construction expenditures for fiscal 1998 of $65,329,000. This 31% reduction in budgeted construction expenditures is partially due to the completion of PSNC's bare main replacement program and management's emphasis on improving the return made on capital investments. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the six and twelve months ended March 31, 1999 were $22,243,000 and $56,451,000, respectively, as compared to $31,121,000 and $67,455,000 for the same periods for the prior year.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with five commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1999, total committed lines of credit range from a minimum of $40,000,000 to a winter-period maximum of $81,000,000, and uncommitted annual lines of credit total $45,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs.

         Restricted  cash and  temporary  investments  and  restricted  supplier refunds relate to refunds of $18,590,000 received from PSNC's pipeline transportation provider that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         PSNC's business is seasonal in nature as fluctuations in weather dictate natural gas storage injections and withdrawals. Injections of natural gas into storage occur during periods of warm weather (April through October). Withdrawals from storage occur during periods of cold weather (November through March). This seasonality is the primary reason for lower volumes of gas in storage as of March 31, 1999 as compared to September 30, 1998. Seasonality also accounts for the increase in accounts receivable for the same period.

         As of March 31, 1999, September 30, 1998, and March 31, 1998, net deferred gas costs include $4,391,000, $863,000 and $5,023,000, respectively, of gas costs related to unbilled volumes. The remaining balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. Net deferred gas costs at March 31, 1999, September 30, 1998 and March 31, 1998 reflect undercollections from customers. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas monthly for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures, which are based upon market prices projected for the succeeding twelve months.

          Deferred charges and other assets decreased as compared to September 30, 1998 due primarily to a decrease in long-term restricted cash. Long-term restricted cash represents a restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing), a subsidiary of Sonat Inc. PSNC's subsidiary, PSNC Production Corporation (PSNC Production), and Sonat Marketing created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Upon creation of Sonat Public Service, Sonat Marketing contributed $4,944,000 for its 50% ownership, of which $4,845,000 was restricted. Restricted cash of equal amounts are being released annually beginning in December 1998 through December 2001. PSNC Production received its first payment of $1,211,000 in December 1998, lowering the balance in long-term restricted cash to $3,634,000 at March 31, 1999. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction are adversely modified by any regulatory body over a five-year period. PSNC has not determined what operating or financial impacts, if any, the proposed mergers of PSNC and SCANA Corporation or Sonat Inc. and El Paso Energy Corporation will have on the joint venture.

         The decrease in long-term debt at March 31, 1999 reflects the prepayment of the remaining $10,000,000 of 8.65% senior debentures due 2002.

         The decrease in accounts payable at March 31, 1999 of $6,399,000 as compared to March 31, 1998 is primarily the result of natural gas purchased at lower costs and decreased natural gas brokering and transportation pooling activities.

         The change in deferred credits and other liabilities from September 30, 1998 includes a decrease in accrued pension cost of $1,720,000 offset by an increase of $447,000 in post-retirement benefits, both related to the company's severance activity.


Regulatory Matters

         On October 30, 1998, the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of $12,400,000 and allowed a 9.82% overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment, Rider D mechanism and full margin transportation rates. The Carolina Utility Customers Association, Inc. (CUCA), a party to PSNC's general rate case, has formally appealed the general rate case order. Management cannot predict the outcome of this appeal.

         On February 22, 1999, the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County, and authorized disbursements from the fund of $4,301,000. Most of Alexander County lies within PSNC's certificated service territory and is not currently provided natural gas service. PSNC estimates that the project will be completed prior to April 2000 at a cost of $6,188,000.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline. PSNC owns 64.5% of the pipeline, which extends from Wentworth to near Haw River, North Carolina, where it interconnects with PSNC and Piedmont. It was placed in service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal Pipeline. The new pipeline will extend 67 miles from the existing termination point of Cardinal Pipeline near Haw River to a point southeast of Raleigh and will provide 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for
NCNG). The extension is project-financed with an estimated cost of approximately $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45% and NCNG will own approximately 5% of Cardinal Extension. PSNC, through a subsidiary, will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline, LLC. Construction began in November 1998. The facilities are expected to be in service on or before November 1, 1999.

         Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas
Authority of Georgia. Pine Needle owns and operates a liquefied natural gas storage facility, built at a cost of approximately $107,000,000. This facility is located on a site near Transco's pipeline northwest of Greensboro, North Carolina, and has a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. The facility became operational on May 1, 1999. PSNC, through its subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), owns 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. Blue Ridge made its required capital contribution of $9,095,000 on May 3, 1999.

         On March 24, 1999, PSNC filed an application with the NCUC requesting authorization to issue and sell up to $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior debt previously authorized by the NCUC that has not been issued and sold. On April 14, 1999, the NCUC issued an order permitting PSNC to issue and sell senior unsecured debt as described and requested in its application. PSNC will use these funds primarily to repay all of its then outstanding short-term bank loans and to finance the construction of facilities. A registration statement under Form S-3 will be filed with the Securities and Exchange Commission during the third quarter fiscal 1999.

          On November 14, 1996, PSNC filed an application with the NCUC requesting deferral accounting for the costs of a project to ensure that PSNC's computer operating systems function properly in the year 2000. On April 29, 1997, the NCUC issued an order authorizing the deferral of each year's costs and requiring a three-year amortization of these costs beginning in the year incurred. Approximately $4,200,000 of these costs have been incurred to date. PSNC began amortizing these costs in September 1997. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.


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

         PSNC's overall goal is to address Year 2000 readiness requirements by mid-1999. PSNC began its Year 2000 efforts in 1995 by interviewing vendors and gaining awareness of this issue. An assessment of PSNC's Year 2000 impact was performed in 1996, and PSNC began addressing its major business computer systems. PSNC decided to renovate its customer information system and to replace its financial and the materials management systems. The renovation of PSNC's customer information system was completed in September 1998. Year 2000 ready financial and materials management systems were implemented on April 1, 1999. Upgrades to the Supervisory Control and Data Acquisition (SCADA) system that monitors the flow of gas through PSNC's distribution system are targeted for completion in June 1999. Assessment of embedded chips within critical equipment continues, with a target completion date of June 1999. Our remaining activities include completion of scheduled desktop hardware and software upgrades and additional forward date testing of our computer systems that will continue throughout 1999.

         During 1998, PSNC established a centrally managed, company-wide Year 2000 project office. PSNC's Year 2000 project scope was expanded to include: business continuity planning; embedded systems containing microprocessors, i.e., automated meter reading and process control equipment; end-user computing hardware and software, i.e., personal computers; facility equipment, such as heating and cooling systems and facsimile devices; and business relationships with PSNC's customers and key suppliers. The Year 2000 project office reports daily to the chief information officer. Frequent formal and informal discussions are held with the chief financial officer as the Year 2000 project executive. The audit committee of the board of directors is updated quarterly by the chief financial officer and the internal audit department. The full board is updated by the audit committee. Senior officers of PSNC are updated monthly on the project team's status, and they participate in making contingency planning decisions related to their functional areas.

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

Year 2000 Costs


         The estimated cost of completion, including costs incurred to date, is $17,000,000. This estimated cost includes external contractors and service providers, the purchase of computer hardware and software, and dedicated internal resources. The majority of these costs are currently being recovered in rates charged to PSNC's customers. A portion of PSNC's costs will not be incremental costs, but a redeployment of existing resources. PSNC does not track the cost and time of internal employees who are not fully dedicated to the Year 2000 effort.

         Approximately   $12,500,000  to  replace   existing  systems  is  being
capitalized as plant. Approximately $10,000,000 of these costs has been incurred. Approximately $4,500,000 to modify existing computer systems is being expensed over a three-year period in accordance with the NCUC order discussed more fully in Regulatory Matters. Approximately $4,200,000 of these costs has been incurred. These costs are estimates based on PSNC's analysis to date and are subject to change after the modifications of its systems are completed.


         The project completion dates and costs are estimates based on numerous assumptions. These assumptions include the continued availability of personnel resources and third-party vendor compliance.

Risk Assessment

         At this time, PSNC believes a "worst case scenario" is that its customers could experience some temporary disruptions in their gas service. The natural gas that PSNC distributes and sells to its sales customers, and the natural gas that it transports and delivers to its transportation customers, comes principally from the producing areas along the Gulf of Mexico (including the states of Alabama, Louisiana, Mississippi, and Texas, and adjacent offshore areas). Prior to PSNC's receipt of that gas, it must be extracted and processed to be useable. It is then delivered to an interstate pipeline company (or companies) for transportation to PSNC or to storage for PSNC's account; the gas that is stored for PSNC's account must then be withdrawn and delivered to PSNC by an interstate pipeline, generally in the winter. A disruption in PSNC's service to its customers could be caused by a disruption in the extraction or processing of this gas, the transmission and/or storage of such gas or finally the distribution of such gas by PSNC.

         Even if the flow of gas is not disrupted, customers may not be able to use the available gas if electrical service is disrupted and electronic controls do not work.

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

Contingency Plans

         Business continuity planning is underway, with a target date of June 1999 for the initial version of a plan based on worst case scenarios. Testing of the plan will continue throughout 1999. The plan will address the mitigation of risks associated with key business processes and those processes critical to the delivery of gas services. It will include the short-term localized impact of losing one or more of the following services: electricity, telecommunications, water/sewer, gas pressure, information technology systems and staffing (order does not imply priority). PSNC is not implying that disruption will occur, but that the risk does exist.

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

Year 2000 Communications

         PSNC meets quarterly with the other North Carolina gas utilities to exchange information and discuss the best practices that may be used to address Year 2000 requirements. Additionally, PSNC frequently participates in industry and community forums attended by representatives of the electric and telecommunications industries. Electric and telecommunications service providers to PSNC will be further evaluated during the business continuity planning process.

         SCANA Corporation reviewed PSNC's Year 2000 program strategy during its due diligence efforts prior to the execution of the merger agreement referred to in Note 6 to the accompanying consolidated financial statements. PSNC will continue to share information with SCANA throughout the due diligence and integration process.

         PSNC will distribute a customer bill insert and additional customer awareness information mid-1999.


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

               PART II.  OTHER INFORMATION


 Item 1.  Legal Proceedings

         As more fully disclosed in Part I under "Environmental  Matters" and in
Part II in Note 7 to the audited consolidated financial statements in the Annual Report on Form 10-K for the period ending September 30, 1998, PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on January 29, 1999, the following members were re-elected to serve on the Board of Directors for a term expiring at the annual meeting in the month and year indicated or until their successors are elected and qualified.

            Director                Term Ending   Votes in Favor  Votes Withheld
         Bert Collins               January 2002     16,780,420       120,813
         John W. Copeland           January 2002     16,750,221       151,012
         D. Wayne Peterson          January 2002     16,748,957       152,276
         Charles E. Zeigler, Jr.    January 2002     16,754,941       146,293

     The following are directors whose term of office continued after the meeting: William C. Burkhardt, William A.V. Cecil, Van E. Eure, William L. O'Brien, Jr., Ben R. Rudisill II, and G. Smedes York.

         The shareholders approved an amendment to PSNC's Employee Stock Purchase Plan to restate the total number of shares authorized under the Plan after taking into effect the 3-for-2 stock split of the Common Stock that occurred in January 1993. After giving effect to the stock split, the total authorized shares under the Plan are 1,265,706.

  For - 16,177,424           Against - 470,402          Abstain - 265,378

         The shareholders also ratified the selection of Arthur Andersen LLP as PSNC's independent public accountants for the fiscal year ending September 30, 1999.

  For - 16,707,971           Against -   92,654         Abstain - 100,607

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Part I Exhibits:

                  27 -     Financial Data Schedule.


                  Part II Exhibits:

                  10-A-33.2  Amendment  of Amended  and  Restated Natural Gas
                             Sales Agreement between PSNC and Transco Energy Marketing Company dated November 1, 1990.

                  10-A-39    Firm Transportation Service Agreement  under
                             Rate Schedule FT Service, dated June 26, 1998, between PSNC and Cardinal Extension Company, LLC.

                  10-A-40 Firm Transportation Service Agreement under Rate Schedule FT Service, dated June 26, 1998, between PSNC and Cardinal Extension Company, LLC.

                  10-A-41 Amendment to Firm Service Agreements (Exhibits 10-A-9, 10-A-10 and 10-A-11) under Rate Schedule FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation, dated August 1, 1991.

         (b)     Reports on Form 8-K

                           PSNC filed on February  22, 1999 a current  report on
                  Form 8-K which included the Agreement and Plan of Merger between Public Service Company of North Carolina, Incorporated and SCANA Corporation.

                               SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED

                                                        (Registrant)





Date  05/14/99                              /s/ Charles E. Zeigler, Jr.
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date  05/14/99                              /s/ Jack G. Mason
                                            Jack G. Mason
                                            Vice President - Finance