Form 10-Q
period 1999-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1999-08-13
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

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

Number of shares of Common Stock, $1 par value, outstanding
at July 31, 1999......................................................20,577,967

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




                                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                    (In thousands, except per share amounts)


                               Three Months Ended    Nine Months Ended  Twelve Months Ended
                                     June 30              June 30              June 30
                               ------------------   ------------------  -------------------

                                 1999      1998       1999      1998      1999       1998
                               --------  --------   --------  --------  --------   --------
Operating revenues             $ 54,063  $ 54,532   $261,590  $298,520  $293,742   $332,545
Cost of gas                      21,823    25,890    118,971   160,669   132,603    176,779
                               --------  --------   --------  --------  --------  ---------
Gross margin                     32,240    28,642    142,619   137,851   161,139    155,766
                               --------  --------   --------  --------  --------  ---------

Operating expenses and taxes:
  Operating and maintenance      16,128    14,500     53,509    45,028    68,398     59,993
  Provision for depreciation      5,673     6,265     19,109    18,520    25,638     24,387
  General taxes                   3,179     3,409     13,322    14,533    15,972     17,043
  Income taxes                    2,303       345     18,128    18,633    14,622     14,835
                               --------  --------   --------  --------  --------   --------
                                 27,283    24,519    104,068    96,714   124,630    116,258
                               --------  --------   --------  --------  --------   --------
Operating income                  4,957     4,123     38,551    41,137    36,509     39,508

Other income, net                   802       742      2,460     2,643     3,337      3,650

Interest deductions               4,023     4,063     13,485    13,261    18,002     17,870
                               --------  --------   --------  --------  --------   --------
Net income                     $  1,736  $    802   $ 27,526  $ 30,519  $ 21,844   $ 25,288
                               ========  ========   ========  ========  ========   ========

Average common shares
 outstanding                     20,578    20,178     20,495    20,051    20,436     19,976

Basic earnings per share           $.08      $.04      $1.34     $1.52     $1.07      $1.27

Diluted common shares
 outstanding                     20,826    20,307     20,697    20,172    20,607     20,089

Diluted earnings per share         $.08      $.04      $1.33     $1.51     $1.06      $1.26

Cash dividends declared
 per share                       $.2475      $.24     $.7275     $ .70    $.9675      $ .93


See notes to consolidated financial statements.


                        CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (In thousands)

                                          ASSETS

                                                  Jun 30     Sep 30      Jun 30
                                                   1999       1998        1998
                                                 --------   --------    --------
Gas utility plant                                $767,397   $743,721    $730,182
  Less - Accumulated depreciation                 237,212    224,204     221,472
                                                 --------   --------    --------
                                                  530,185    519,517     508,710
                                                 --------   --------    --------

Non-utility property, net                             562        595         606
                                                 --------   --------    --------

Current assets:
  Cash and temporary investments                    3,481      3,277       3,571
  Restricted cash and temporary investments        19,648     10,247      10,109
  Receivables, less allowance for
   doubtful accounts                               27,600     20,836      23,471
  Materials and supplies                            6,150      6,992       8,721
  Stored gas inventory                             20,491     24,406      18,773
  Deferred gas costs, net                           7,129     13,576       6,822
  Prepayments and other                             2,136      2,260       2,636
                                                 --------   --------    --------
                                                   86,635     81,594      74,103
                                                 --------   --------    --------

Deferred charges and other assets                  24,840     17,047      18,217
                                                 --------   --------    --------
  Total                                          $642,222   $618,753    $601,636
                                                 ========   ========    ========


                            CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                          $ 20,578   $ 20,274    $ 20,189
   Capital in excess of par value                 138,551    132,787     130,977
   Retained earnings                               81,720     69,778      80,324
                                                 --------   --------    --------
                                                  240,849    222,839     231,490
  Long-term debt                                  157,250    171,550     174,050
                                                 --------   --------    --------
                                                  398,099    394,389     405,540
                                                 --------   --------    --------

Current liabilities:
  Maturities of long-term debt                      6,800      9,300       9,300
  Accounts payable                                 21,005     20,015      21,218
  Accrued taxes                                    13,636      1,180      11,493
  Customer prepayments and deposits                 5,927      7,021       5,819
  Cash dividends and interest                       7,320      9,210       7,480
  Restricted supplier refunds                      19,648     10,247      10,109
  Other                                             6,453      4,184       4,070
                                                 --------   --------    --------
                                                   80,789     61,157      69,489
  Interim bank loans                               69,000     70,500      38,000
                                                 --------   --------    --------
                                                  149,789    131,657     107,489
                                                 --------   --------    --------

Deferred credits and other liabilities:
  Income taxes, net                                69,284     66,527      62,105
  Investment tax credits                            2,973      3,411       3,324
  Accrued pension cost                              5,445      7,985       8,991
  Deferred revenues                                 1,387      2,121       2,366
  Other                                            15,245     12,663      11,821
                                                 --------   --------    --------
                                                   94,334     92,707      88,607
                                                 --------   --------    --------
  Total                                          $642,222   $618,753    $601,636
                                                 ========   ========    ========

See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
                                     (In thousands)

                                             Twelve Months Ended
                                                   June 30
                                             -------------------
                                               1999      1998
                                              -------   -------
Balance beginning of period                   $80,324   $73,900
Add - Net income                               21,844    25,288
Deduct - Common stock dividends
          and other                            20,448    18,864
                                              -------   -------

Balance end of period                         $81,720   $80,324
                                              =======   =======



                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     (In thousands)

                                             Nine Months Ended     Twelve Months Ended
                                                  June 30                 June 30
                                             ------------------    -------------------
                                               1999      1998        1999       1998
                                             --------   -------    --------    -------

Cash Flows From Operating Activities:
  Net income                                  $27,526   $30,519     $21,844    $25,288
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other          21,660    20,836      28,993     27,835
    Deferred income taxes, net                  2,758     2,667       7,179      3,421
                                              -------   -------     -------    -------
                                               51,944    54,022      58,016     56,544
  Change in operating assets and liabilities:
     Receivables, net                          (7,535)    2,535      (4,831)     7,751
     Inventories                                4,757     1,039         853     (4,562)
     Accounts payable                             990    (6,581)       (213)     1,661
     Accrued pension cost                      (2,540)     (541)     (3,546)      (215)
     Other                                     20,699    14,645       7,263      8,795
                                              -------   -------     -------    -------
                                               68,315    65,119      57,542     69,974
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (31,972)  (47,472)    (49,828)   (67,381)
  Non-utility and other                        (8,752)   (3,004)     (7,275)     1,743
                                              -------   -------     -------    -------
                                              (40,724)  (50,476)    (57,103)   (65,638)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                       6,268     8,093       7,971     10,096
  Increase (decrease) in interim bank
   loans, net                                  (1,500)     -         31,000     15,000
  Retirement of long-term debt
   and common stock                           (17,465)   (7,069)    (19,965)    (9,569)
  Cash dividends                              (14,690)  (13,737)    (19,535)   (18,257)
                                              -------   -------     -------    -------
                                              (27,387)  (12,713)       (529)    (2,730)
                                              -------   -------     -------    -------

Net increase (decrease) in cash and
 temporary investments                            204     1,930         (90)     1,606
Cash and temporary investments
 at beginning of period                         3,277     1,641       3,571      1,965
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 3,481   $ 3,571     $ 3,481    $ 3,571
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $15,035   $15,135     $17,800    $17,854
  Income taxes                                  3,765     8,812       8,490     10,187


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

2. During the quarter ended December 31, 1998, PSNC recorded net restructuring charges of $4,027,000 in connection with Plan 2001, a three-year operating plan for translating PSNC's vision, mission, strategies and corporate goals into specific actions. These charges consisted of severance benefits of approximately $4,200,000, a one-time payment to 152 employees of approximately $1,100,000 in connection with an automobile fleet restructuring and a net curtailment loss on post-retirement benefit obligations of approximately $447,000 offset by pension gains of approximately $1,720,000. The severance charges are the result of a plan approved by the Board of Directors to eliminate approximately 200 positions from PSNC's workforce through the involuntary termination of selected employees or job classifications. Severance benefit arrangements under the plan were communicated to employees during the first quarter of fiscal 1999. The net curtailment loss on post-retirement benefits and the pension gains relate directly to the severance activity. The combined one-time impact on quarterly earnings from all of the above items was a decrease of $0.12 per share net of tax.

3. In June 1997, the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. This statement was adopted by PSNC effective October 1, 1998. For the three months ended June 30, 1999, comprehensive income does not differ materially from net income.

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

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" delaying the effectiveness of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item, in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement becomes effective for PSNC on July 1, 2000. PSNC has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption.

6. On February 16, 1999, PSNC and SCANA Corporation (SCANA), a South Carolina corporation, entered into an Agreement and Plan of Merger (Agreement), which was amended and restated on May 10, 1999, providing for a strategic business combination of the two companies. Pursuant to the Agreement, PSNC will be merged with and into a wholly owned subsidiary of SCANA. Under the terms of the Agreement, the holders of PSNC's $1.00 par value common stock will receive consideration valued at $33.00 per share, subject to a collar on the market price of SCANA common stock around the time of the merger. Each shareholder may elect to receive 100 percent of the consideration in SCANA common stock, 100 percent in cash, or a combination thereof, subject to the total cash allocated to PSNC shareholders being no higher than 50 percent of the total consideration received by PSNC shareholders. PSNC shareholders who elect to receive stock will receive between 1.02 and 1.45 shares of SCANA common stock depending upon the average market price of SCANA common stock over a 20 trading-day period preceding the election deadline date. Accordingly, the value of SCANA common stock delivered to PSNC shareholders will equal $33.00 if the average market price of SCANA common stock is between $22.75 and $32.40. If the average market price of SCANA common stock over such period is more or less than this range, the value of the SCANA shares delivered to holders of PSNC common stock would be more than or less than $33.00. SCANA will allocate $700 million in cash for payment to PSNC and SCANA shareholders under the election process. A maximum of approximately $350 million, under a right of first refusal, will be allocated to PSNC's shareholders who elect to receive cash. The transaction will be accounted for as a purchase.

         The Agreement has been approved by the Boards of Directors of PSNC and SCANA. Consummation of the merger is subject to certain closing conditions, including the approvals by both companies' common shareholders and the appropriate governmental and regulatory bodies. The North Carolina Utilities Commission's hearing on the proposed merger is set for August 31, 1999. In addition, the merger was conditioned upon the effectiveness of a joint proxy statement/registration statement filed on May 11, 1999 with respect to the SCANA common stock to be issued pursuant to the merger and to solicit shareholder votes for approval of the merger. The joint proxy statement/registration statement became effective May 12, 1999.

         In separate meetings held on Thursday, July 1, 1999, shareholders of PSNC and SCANA Corporation approved a merger transaction under which PSNC will become a wholly owned subsidiary of SCANA. At PSNC's meeting, 98.3 percent of the votes cast were in favor of the merger agreement and related transactions.

         Operating and maintenance expenses for the nine months ended June 30, 1999 include merger-related charges of $2,194,000, or $0.11 per share. Excluding these charges and the one-time restructuring charges in Note 2 above, diluted earnings per share would have been $1.56.

         Currently, ten key executives have severance agreements with PSNC. Under these severance agreements, approximately $4,223,000 in the aggregate may be payable to them in connection with the merger.

         PSNC sponsors a deferred compensation plan for outside directors and a retirement plan for all directors. Upon a change in control, such as consummation of the merger with SCANA, approximately $2,746,000 will be payable in cash to directors pursuant to these plans. Of this amount, approximately $145,000 will be expensed for the deferred compensation plan, and approximately $422,000 will be expensed for the retirement plan.

         PSNC has a 1992 Nonqualified Stock Option Plan and a 1997 Nonqualified Stock Option Plan. In accordance with the plans, options are exercisable beginning two years and expiring five years from the date of the grant. An exception to the two-year exercise date is allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control. Because the approval by PSNC shareholders of the proposed merger with SCANA constitutes a change in control as defined in the plans, approximately 707,000 options are currently outstanding and exercisable. The Agreement states, at the election of the optionee, participants in the plans can receive cash payments equal to the differential between each option exercise price and $33.00 per share for each option outstanding at the date of the transaction. All participants have elected the cash payment option. These payments of approximately $9,600,000 will be made from the approximately
$350 million allocated by SCANA to PSNC's shareholders, as discussed above.

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

7. The following tables summarize the effect on earnings per share of dilutive securities as required by SFAS No. 128. Shares needed to satisfy exercised stock options are currently being acquired through open market purchases. Therefore, the number of outstanding shares is not expected to increase as a result of exercised stock options.



                                   Three Months Ended                                            Three Months Ended
                                     June 30, 1999                                                 June 30, 1998
                        ------------------------------------------------           -------------------------------------------------

                           Income            Shares           Per Share               Income             Shares          Per Share
                        (Numerator)      (Denominator)          Amount             (Numerator)        (Denominator)        Amount
                        -----------      -------------        ---------            -----------        -------------      ---------

Basic EPS
Net income              $ 1,736,000       20,578,000           $ .08              $   802,000          20,178,000            $ .04

Effect of dilutive
  securities (Options)                       248,000                                                      129,000
                                         -----------                                                   ----------

Diluted EPS
Net income               $ 1,736,000      20,826,000           $ .08              $   802,000          20,307,000            $ .04
                                         ===========                                                   ==========



                                     Nine Months Ended                                             Nine Months Ended
                                       June 30, 1999                                                 June 30,1998

                            Income            Shares           Per Share            Income             Shares            Per Share
                         (Numerator)       (Denominator)         Amount          (Numerator)        (Denominator)          Amount
                         -----------         -------------     ---------         -----------        -------------        ---------

Basic EPS
Net income               $27,526,000       20,495,000           $1.34             $30,519,000         20,051,000             $1.52

Effect of dilutive
  securities (Options)                        202,000                                                    121,000
                                           ----------                                                 ----------

Diluted EPS
Net income               $27,526,000       20,697,000            $1.33             $30,519,000        20,172,000             $1.51
                                           ==========                                                 ==========




                             Twelve Months Ended                                                   Twelve Months Ended
                                June 30, 1999                                                         June  30, 1998
               --------------------------------------------------------               ----------------------------------------------

                           Income             Shares             Per Share           Income             Shares          Per Share
                        (Numerator)        (Denominator)           Amount         (Numerator)        (Denominator)       Amount
                        -----------        -------------         ---------        -----------        -------------      ---------

Basic EPS
Net income               $21,844,000        20,436,000           $1.07            $25,288,000          19,976,000            $1.27

Effect of dilutive
  securities (Options)                         171,000                                                    113,000
                                           -----------                                                -----------

Diluted EPS
Net income               $21,844,000        20,607,000           $1.06            $25,288,000          20,089,000            $1.26
                                            ==========                                                ===========


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)              Three Months Ended June 30
                                    -----------------------------------------
                                                            Increase
                                      1999        1998     (Decrease)      %
                                    --------    --------   ---------      ---
Gross margin                        $ 32,240    $ 28,642     $ 3,598       13
Less - Franchise taxes                 1,719       1,727          (8)       -
                                    --------    --------     -------
  Net margin                        $ 30,521    $ 26,915     $ 3,606       13
                                    ========    ========     =======

Total volume throughput (DT):
  Residential                          3,333       3,169         164        5
  Commercial/small industrial          2,345       2,198         147        7
  Large commercial/industrial          7,859       7,695         164        2
                                    --------    --------    --------
                                      13,537      13,062         475        4
                                    ========    ========    ========

System average degree days:
  Actual                                 217         228         (11)      (5)
  Normal                                 259         258
  Percent warmer than normal              16%         12%

Weather normalization adjustment
 income, net of franchise taxes     $    281    $    285     $     5

Customers at end of period:
  Residential                        292,888     276,990      15,898        6
  Commercial/small industrial         41,649      40,669         980        2
  Large commercial/industrial (1)      2,129       2,433        (304)     NMF
                                    --------    --------    --------
                                     336,666     320,092      16,574        5
                                    ========    ========    ========

         (1) During the three months ended June 30, approximately 300 customers were reclassified from large commercial/industrial to commercial/small industrial.

       Net margin for the three months ended June 30, 1999 increased $3,606,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/     Large
                                     Small       Commercial/
                      Residential   Industrial    Industrial   Other     Total
                      -----------   ----------   -----------   -----     ------
  Price variance *      $1,372       $  965       $   442      $ -       $2,779
  Volume variances, net    840          344            23        -        1,207
  Other                   -            -             -           (380)     (380)
                        ------       ------       -------      ------    ------
  Total                 $2,212       $1,309       $   465      $ (380)   $3,606
                        ======       ======       =======      ======    ======

 *Includes changes in sales mix.

The increase in net margin is primarily attributable to the general rate increase effective November 1, 1998 and to an increase in the number of customers served.


(Amounts in thousands except
 degree day data)                            Nine Months Ended June 30
                                    ------------------------------------------
                                                             Increase
                                      1999        1998      (Decrease)      %
                                    --------    --------    ---------      ---
Gross margin                        $142,619    $137,851    $   4,768        3
Less - Franchise taxes                 8,398       9,580       (1,182)     (12)
                                    --------    --------    ---------
  Net margin                        $134,221    $128,271    $   5,950        5
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         18,340      19,717       (1,377)     (7)
  Commercial/small industrial         10,638      11,297         (659)     (6)
  Large commercial/industrial         24,977      26,731       (1,754)     (7)
                                    --------    --------    ---------
                                      53,955      57,745       (3,790)     (7)
                                    ========    ========    =========

System average degree days:
  Actual                               3,021       3,360         (339)    (10)
  Normal                               3,365       3,365
  Percent warmer than normal              10%       -

Weather normalization adjustment
 income, net of franchise taxes     $  7,361    $    113    $   7,248


     Net margin for the nine months ended June 30, 1999 increased $5,950,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/      Large
                                     Small       Commercial/
                    Residential    Industrial    Industrial    Other     Total
                    -----------    ----------    -----------   -----     ------
 Price variance *      $ 4,685       $1,609       $(1,349)     $ -       $4,945
 Volume variances, net   2,191          259        (1,272)       -        1,178
 Other                    -            -             -          (173)      (173)
                       -------       ------       -------      -----     ------
 Total                 $ 6,876       $1,868       $(2,621)     $(173)    $5,950
                       =======       ======       =======      =====     ======

 * Includes changes in sales mix.


       The increase in net margin is due primarily to the general rate increase effective November 1, 1998 and to an increase in the number of customers served. Although natural gas deliveries decreased over the same period the prior year, due to weather that was 10% warmer, the weather normalization adjustment (WNA) helped offset the impact that the warmer than normal weather had on net margin. Throughput to non-WNA large commercial and industrial customers decreased 7% as compared to the same period in fiscal 1998 as a result of the warmer than normal weather for the period and price competition with alternate fuels.



(Amounts in thousands except
 degree day data)                        Twelve Months Ended June 30
                                    -----------------------------------------
                                                             Increase
                                      1999        1998      (Decrease)     %
                                    --------    --------    ---------     ---
Gross margin                        $161,139    $155,766    $   5,373       3
Less - Franchise taxes                 9,408      10,644       (1,236)    (12)
                                    --------    --------    ---------
  Net margin                        $151,731    $145,122    $   6,609       5
                                    ========    ========    =========

Total volume throughput (DT):
  Residential                         19,418      20,825       (1,407)     (7)
  Commercial/small industrial         11,959      12,658         (699)     (6)
  Large commercial/industrial         32,272      34,114       (1,842)     (5)
                                    --------    --------    ---------
                                      63,649      67,597       (3,948)     (6)
                                    ========    ========    =========

System average degree days:
  Actual                               3,027       3,382         (355)    (10)
  Normal                               3,382       3,382
  Percent warmer than normal              10%       -

Weather normalization adjustment
 income, net of franchise taxes     $  7,361    $    113    $   7,248


       Net margin for the twelve months ended June 30, 1999 increased $6,609,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/     Large
                                     Small       Commercial/
                    Residential    Industrial    Industrial     Other     Total
                    -----------    ----------    ----------    ------    -------
 Price variance *      $ 4,668       $1,601      $ (1,451)     $ -       $ 4,818
 Volume variances, net   2,480          234        (1,252)       -         1,462
 Other                    -            -             -            329        329
                       -------       ------      --------      ------    -------
 Total                 $ 7,148       $1,835      $ (2,703)     $  329    $ 6,609
                       =======       ======      ========      ======    =======

* Includes changes in sales mix.



         The increase in net margin is due primarily to the general rate increase effective November 1, 1998 and to an increase in the number of customers served. Although natural gas deliveries decreased over the same period the prior year, due to weather that was 10% warmer, the WNA helped offset the impact that the warmer than normal weather had on net margin. Throughput to non-WNA large commercial and industrial customers decreased 5% as compared to the same period in fiscal 1998 as a result of the warmer than normal weather for the period and price competition with alternate fuels.

         Operating and maintenance expenses for the three, nine and twelve months ended June 30, 1999 increased 11%, 19% and 14%, respectively, as compared to the same periods last year. The increase for the three months ended June 30, 1999 includes an additional $600,000 of costs incurred during the period related to the proposed business combination with SCANA Corporation discussed further in
Note 6 to the accompanying unaudited consolidated financial statements. Total merger costs for the nine- and twelve-month periods are $2,194,000. The change for the nine- and twelve-month periods also includes net restructuring charges recognized during the first quarter of fiscal 1999 of $4,027,000 in connection with Plan 2001 discussed further in Note 2. Excluding these acquisition and restructuring charges, operating and maintenance expenses increased 7%, 5% and 4% for the three-, nine- and twelve-month periods, respectively. Attributing to the increase for all three periods are the amortization of deferred Year 2000 costs and accrued employee cash compensation awards.

         PSNC estimates that implementation of Plan 2001 over the course of fiscal 1999 should produce approximately $9,800,000 of pre-tax annualized cost savings and incremental margin. Additionally, PSNC expects Plan 2001 initiatives during the fiscal 2000-01 period to provide approximately $6,000,000 of pre-tax annualized cost savings and incremental margin.

         Depreciation expense decreased for the three months ended June 30, 1999, while increasing for the nine- and twelve-month periods. The decrease for the three-month period is due to a revised estimate to current year depreciation expense in connection with implementation of a new accounting system and a change to vintage year accounting for certain utility plant accounts.

         General taxes decreased for all three periods. This decrease is due to a change in the method of calculating property tax values and to lower franchise taxes based on lower operating revenues for the respective periods. Income taxes increased $1,958,000 for the three months ended June 30, 1999 as compared to the same period last year. This increase reflects the nondeductibility of merger costs associated with the proposed business combination with SCANA.

         Other income for the three months ended June 30, 1999 increased $60,000, while decreasing $183,000 and $313,000 for the nine- and twelve-month periods, respectively, as compared to the same periods for the prior year. The increase for the three months ended June 30, 1999 is primarily due to earnings from PSNC's investment in Pine Needle LNG Company, LLC (Pine Needle) which became operational May 1, 1999. (See Regulatory Matters included herein for further discussion on Pine Needle.) This increase is offset for the nine- and twelve-month periods by a decrease in interest income on amounts due from customers through the operation of the Rider D rate mechanism. This mechanism allows PSNC to recover all prudently incurred gas costs from customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers. Through an increment in its rates, PSNC collected previously under-collected gas costs and was able to match its benchmark gas cost more closely to market prices. This resulted in a lower average Rider D receivable balance. Additionally, contributing to the decrease in both the nine- and twelve-month periods is a $204,000 pre-tax write-off on PSNC Production Corporation's investment in American Gas Finance Company, a limited liability company established by the American Gas Association to provide financing for residential energy-efficiency improvements.

         Interest deductions for the three months ended June 30, 1999 decreased 1% while increasing 2% and 1%, respectively, for the nine and twelve months ended June 30, 1999 as compared to the same periods last year. The decrease for the three-month period reflects a decrease in long-term interest expense resulting from a lower average amount of long-term debt outstanding. The increase for both the nine- and twelve-month periods reflects an increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding during the period. Also, included in this increase is $200,000 of debt expense recognized due to the prepayment on February 26, 1999 of the remaining $10,000,000 of 8.65% senior debentures due 2002.

         The change in diluted earnings per share for the three-, nine- and twelve-month periods reflects an increase of 3% in the average number of diluted common shares outstanding as compared to the same periods last year. These increases are due to shares issued through PSNC's dividend reinvestment, stock option, and employee stock purchase plans. In March 1999, PSNC began purchasing shares on the open market to satisfy the requirements of the dividend reinvestment and stock option plans. PSNC terminated the employee stock purchase plan on June 30, 1999.


Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 1999 construction budget is approximately $45,000,000, compared to actual construction expenditures for fiscal 1998 of $65,329,000. This 31% reduction in budgeted construction expenditures is partially due to the completion of PSNC's bare main replacement program and management's emphasis on improving the return made on capital investments. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the nine and twelve months ended June 30, 1999 were $31,972,000 and $48,828,000, respectively, as compared to $47,472,000 and $67,381,000 for the same periods the prior year.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with five commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1999, total committed lines of credit range from a minimum of $55,000,000 to a winter-period maximum of $75,000,000, and uncommitted annual lines of credit total $70,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs.

         Restricted  cash and  temporary  investments  and  restricted  supplier refunds relate to refunds of $19,648,000 received from PSNC's pipeline transportation providers that have not been deposited into the expansion fund in the Office of the State Treasurer. This fund was created by an order of the NCUC to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve.

         PSNC's business is seasonal in nature as fluctuations in weather dictate natural gas storage injections and withdrawals. Injections of natural gas into storage occur during periods of warm weather (April through October). Withdrawals from storage occur during periods of cold weather (November through March). This seasonality is the primary reason for lower volumes of gas in storage at June 30, 1999 as compared to September 30, 1998. The increase in stored gas inventory at June 30, 1999 as compared to June 30, 1998 is due to adding a storage service and acquiring additional storage capacity through two existing storage services.

         The increase in accounts receivable at June 30, 1999 as compared to September 30, 1998 and June 30, 1998 reflects an increase in sales due to a 5 percent increase in customers and the impact of PSNC's general rate increase effective November 1, 1998.

         As of June 30, 1999, September 30, 1998, and June 30, 1998, net deferred gas costs include $728,000, $863,000 and $828,000, respectively, of gas costs related to unbilled volumes. The remaining balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. Net deferred gas costs for all three periods presented reflect undercollections from customers. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost prudence reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas monthly for large commercial and industrial customers on the basis of market prices for natural gas. PSNC will continue to establish a benchmark cost of gas for residential and small commercial customers pursuant to its existing procedures, which are based upon market prices projected for the succeeding twelve months.

          The increase in deferred charges and other assets as compared to September 30, 1998 and June 30, 1998 is due to the capital contribution of
$9,095,000 in May 1999 by PSNC's subsidiary, PSNC Blue Ridge Corporation, to Pine Needle LNG Company, LLC. This contribution is discussed herein more thoroughly in Regulatory Matters. Partially offsetting this increase is a decrease in long-term restricted cash. Long-term restricted cash represents a restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing), a subsidiary of Sonat Inc. PSNC's subsidiary, PSNC Production Corporation (PSNC Production), and Sonat Marketing created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Upon creation of Sonat Public Service, Sonat Marketing contributed $4,944,000 for its 50% ownership, of which $4,845,000 was restricted. Restricted cash of equal amounts are being released annually beginning in December 1998 through December 2001. PSNC Production received its first payment of $1,211,000 in December 1998, lowering the balance in long-term restricted cash to $3,634,000 at June 30, 1999. Sonat Marketing is entitled to a partial refund of its contribution if the economics of the transaction are adversely modified by any regulatory body over a five-year period. PSNC has not determined what operating or financial impacts, if any, the proposed mergers of PSNC and SCANA Corporation or Sonat Inc. and El Paso Energy Corporation will have on the joint venture.

         The decrease in long-term debt at June 30, 1999 is due to the prepayment in February 1999 of the remaining $10,000,000 of 8.65% senior debentures due 2002 and to scheduled sinking fund payments.

         The change in deferred credits and other liabilities from September 30, 1998 includes a decrease in accrued pension costs of $1,720,000 offset by an increase of $447,000 in post-retirement benefits, both related to the company's severance activity. Also impacting the change from June 30, 1998 is the increase in deferred compensation plan expenses for outside directors.

Regulatory Matters

         On October 30, 1998, the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of approximately $12,400,000 and allowed a 9.82% overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment, Rider D mechanism and full margin transportation rates. The Carolina Utility Customers Association, Inc.
(CUCA), a party to PSNC's general rate case, has formally appealed the general rate case order. Management cannot predict the outcome of this appeal.

         On February 22, 1999, the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County, and authorized disbursements from the fund of approximately $4,301,000. Most of Alexander County lies within PSNC's certificated service territory and does not currently have natural gas service. PSNC estimates that the project will be completed prior to April 2000 at a cost of approximately $6,188,000.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline. PSNC owns 64.5% of the pipeline, which extends from Wentworth to near Haw River, North Carolina, where it interconnects with PSNC and Piedmont. It was placed in service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. The new pipeline will extend 67 miles from the existing termination point of Cardinal Pipeline near Haw River to a point southeast of Raleigh and will provide 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for
NCNG). The extension is project-financed with an estimated cost of approximately $75,000,000. Through their respective subsidiaries, PSNC will own approximately 33%, Piedmont will own approximately 17%, Transco will own approximately 45% and NCNG will own approximately 5% of Cardinal Extension. PSNC, through a subsidiary, will contribute to Cardinal Extension its net book investment in the existing pipeline plus additional equity capital of approximately $1,000,000. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal and Cardinal Extension, with the resulting entity being named Cardinal Pipeline Company, LLC. Construction began in November 1998. The facilities are expected to be in service on or before November 1, 1999.

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

         On March 24, 1999, PSNC filed an application with the NCUC requesting authorization to issue and sell up to $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior debt previously authorized by the NCUC that has not been issued and sold. On April 14, 1999, the NCUC issued an order permitting PSNC to issue and sell senior unsecured debt as described and requested in its application. PSNC will use these funds primarily to repay all of its then outstanding short-term bank loans and to finance the construction of facilities. A registration statement under Form S-3 was filed with the Securities and Exchange Commission on May 21, 1999 and amended under Form S-3/A on June 7, 1999.

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

         On May 17, 1999, PSNC and SCANA Corporation filed an application with the NCUC requesting authorization to engage in a business combination transaction. Public hearings are being held during July and August, and a hearing before the NCUC will be held on August 31, 1999.


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

          PSNC began its Year 2000 efforts in 1995 by interviewing vendors and gaining awareness of this issue. An assessment of PSNC's Year 2000 impact was performed in 1996, and PSNC began addressing its major business computer systems. PSNC decided to renovate its customer information system and to replace its financial and materials management systems. The renovation of PSNC's customer information system was completed in September 1998. Year 2000 ready financial and materials management systems were implemented on April 1, 1999. Upgrades to the Supervisory Control and Data Acquisition (SCADA) system that monitors the flow of gas through PSNC's distribution system have been completed. Remaining activities include completion of scheduled desktop hardware and software upgrades. Additional forward date testing of computer systems will continue throughout 1999.

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

Year 2000 Costs

         The estimated cost of completion, including costs incurred to date, is $17,500,000. This estimated cost includes external contractors and service providers, the purchase of computer hardware and software, and dedicated internal resources. The majority of these costs are currently being recovered in rates charged to PSNC's customers. A portion of PSNC's costs will not be incremental costs, but a redeployment of existing resources. PSNC does not track the cost and time of internal employees who are not fully dedicated to the Year 2000 effort.

         Approximately $12,500,000 to replace existing systems is being capitalized as utility plant. Approximately $11,000,000 of these costs has been incurred. Approximately $5,000,000 to modify existing computer systems is being expensed over a three-year period in accordance with the NCUC order discussed more fully in Regulatory Matters. Approximately $4,200,000 of these costs has been incurred. These costs are estimates based on PSNC's analysis to date and are subject to change after the modifications of its systems are completed.

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

Contingency Plans

         Business continuity planning is underway. The initial version of a plan based on worst case scenarios has been drafted. Testing of the plan will continue throughout 1999. The plan will address the mitigation of risks associated with key business processes and those processes critical to the delivery of gas services. It will include the short-term localized impact of losing one or more of the following services: electricity, telecommunications, water/sewer, gas pressure, information technology systems and staffing (order does not imply priority). PSNC is not implying that disruption will occur, but that the risk does exist.

         The assessment of critical supplier and third-party vendor progress, although external to PSNC, will continue throughout calendar 1999. PSNC cannot quantify the impact of any failure by a critical supplier or third-party vendor at this time. PSNC is presently developing a contingency plan to address the mitigation of risks and continuance of operations if critical suppliers or third-party vendors have a failure. PSNC is scheduled to meet with its major pipeline transporter on August 25 to discuss the transporter's Year 2000 status and its business continuity plans.

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

         A customer bill insert and additional customer awareness information is being distributed beginning in July 1999.


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

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         At a Special Meeting of Shareholders held on July 1, 1999, shareholders approved the agreement and plan of merger, dated as of February 16, 1999, as amended and restated as of May 10, 1999, under which PSNC will become a wholly owned subsidiary of SCANA Corporation.


   For -   16,109,536         Against -   172,706         Abstain -   100,428


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Part I Exhibits:

                  27 -     Financial Data Schedule.


                  Part II Exhibits:

                  10-A-42 Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995, between PSNC and Columbia Gas Transmission Corporation.

                  10-A-43  Firm Storage  Service  Agreement  under Rate Schedule
                           FSS,  dated  November  7,  1995,   between  PSNC  and
                           Columbia Gas Transmission Corporation.

                  10-A-44 Firm Storage Service Agreement under Rate Schedule FSS, dated November 7, 1995, between PSNC and Columbia Gas Transmission Corporation.

                  10-A-45 Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995, between PSNC and Columbia Gas Transmission Corporation.

         (b)     Reports on Form 8-K

                  There were no reports on Form 8-K filed during three months ended June 30, 1999.

                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PUBLIC SERVICE COMPANY
                                  OF NORTH CAROLINA, INCORPORATED

                                      (Registrant)





Date  08/13/99                              /s/  Charles E. Zeigler, Jr.
                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date  08/13/99                              /s/  Jack G. Mason
                                            Jack G. Mason
                                            Vice President - Finance