Form 10-K405
period 1999-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 1999-12-23
CIK 81025

--------------------------------------------------------------------------------


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                           -----------------------

                                  FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

Estimated aggregate market value of the voting stock held by nonaffiliates of the registrant at November 30, 1999. . . . . . .  . . . . . . . . $661,067,180
                            ----------------------

Number of shares of Common Stock, $1 par value, outstanding at November 30, 1999
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20,577,967

Documents incorporated by reference:

                  NONE

--------------------------------------------------------------------------------

              PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                     FORM 10-K

                                ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                  -------------

                                TABLE OF CONTENTS

Item                                                                        Page

                                      PART I.

  1.     Business............................................................. 2
         Executive Officers of the Registrant................................ 13
  2.     Properties.........................................................  14
  3.     Legal Proceedings....................................................15
  4.     Submission of Matters to a Vote of Security Holders..................15

                                      PART II.

  5.     Market for the Registrant's Common Stock and
           Related Shareholder Matters....................................... 15
  6.     Selected Financial Data..............................................16
  7.     Management's Discussion and Analysis of Results
           of Operations and Financial Condition..............................17
  8.     Financial Statements and Supplementary Data..........................31
  9.     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure................................57

                                      PART III.

10.      Directors and Executive Officers of the Registrant...................57
11.      Executive Compensation...............................................59
12.      Security Ownership of Certain Beneficial Owners
           and Management.....................................................63
13.      Certain Relationships and Related Transactions.......................64

                                                     PART IV.

14.      Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................64
         Signatures...........................................................71
         Exhibit Index........................................................72

               PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                     PART I

Item 1.  Business


General

         Public Service Company of North Carolina, Incorporated (PSNC) is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 351,000 residential, commercial and industrial customers in North Carolina. PSNC was organized as a North Carolina corporation in 1938, and its corporate office is located at 400 Cox Road, P. O. Box 1398, Gastonia, North Carolina 28053-1398, telephone (704) 864-6731.

         In connection with its natural gas distribution business, PSNC promotes, sells and installs both new and replacement cooking, water heating, laundry, space heating, cooling and humidity control natural gas appliances and equipment. PSNC, through a nonregulated subsidiary, provides conversion and maintenance services for natural gas-fueled vehicles (NGVs) in selected cities in and beyond its franchised territory. PSNC, through a subsidiary, PSNC Production Corporation (PSNC Production), and a multi-state joint venture, also participates in nonregulated businesses such as natural gas brokering and supply services. (See Item 1, Non-utility Businesses.)

         During  fiscal  1999,  1998  and  1997,  no  single  customer   account
contributed more than 2% of PSNC's total operating revenues.

         PSNC has no reportable industry segments. Revenues attributable to natural gas distribution, merchandise and jobbing, and gas marketing and other activities for each of the fiscal years in the three-year period ended September 30, 1999 were as follows (in thousands):
                               1999       1998       1997
                             --------   --------   --------
Natural Gas Distribution(1)  $298,854   $330,672   $337,930
Merchandise and Jobbing(2)     10,354     10,096     10,053
Gas Marketing/Other
 Activities(1)                 38,169     35,604     19,938
                             --------   --------   --------
Total                        $347,377   $376,372   $367,921
                             ========   ========   ========


         (1) See "Results of Operations" on page 17 of this annual report.
         (2) Primarily the sale and installation of gas appliances.

Proposed Merger

         On February 16, 1999, PSNC and SCANA Corporation (SCANA), a South Carolina corporation, entered into an Agreement and Plan of Merger, which was amended and restated on May 10, 1999, providing for a strategic business combination of the two companies. SCANA is a holding company principally engaged, through subsidiaries, in electric and natural gas utility operations, telecommunications and other energy-related businesses. See Note 11 to the consolidated financial statements for further discussion about the proposed merger.

Service Territory

         PSNC's 31-county franchised service territory includes Raleigh, Durham and the Research Triangle Park area in the north central portion of the state; this area accounts for approximately 61% of PSNC's customers and 53% of its throughput (total gas sales and transportation) in fiscal 1999. PSNC's central area includes the cities of Gastonia, Concord and Statesville which are located in the greater Charlotte metropolitan area; this area accounts for 26% of customers and 31% of throughput. PSNC's western area includes Asheville, Hendersonville and Brevard, and accounts for the remaining 13% of customers and 16% of throughput. PSNC's diversified industrial base in its service territory includes manufacturers of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC's utility operations are regulated by the North Carolina Utilities Commission (NCUC).

         Over 2.5 million people reside in PSNC's franchised territory. During the past three fiscal years, PSNC has added approximately 49,800 new customers to its natural gas transmission and distribution systems. Of those customers, 46,300 were residential, 3,450 were commercial, and 50 were industrial. The resulting 5.4% annual growth rate is nearly three times the national industry average. PSNC's compounded annual customer growth rate since fiscal 1989 has been 5%. PSNC attributes this growth rate to two primary factors:

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

Business Strategy

         PSNC is expanding its transmission and distribution systems to deliver more natural gas throughout its service territory. Of its total construction expenditures of $43.6 million in fiscal 1999, $65.3 million in fiscal 1998 and $60.3 million in fiscal 1997, approximately $29.2 million, $48.3 million and $46.5 million, respectively, were expended on the construction of transmission and distribution pipelines.

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

         PSNC's internal focus has been to streamline its organizational structure and improve the performance of management and employees. PSNC has also focused on increasing employee efficiency, improving its number of customers per employee ratio over the last three years from 252 at September 30, 1996 to 381 at September 30, 1999. At November 30, 1999, PSNC had 400 customers per employee.

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

         As a result of Order 636, which restructured the interstate natural gas transportation industry, PSNC's gas purchasing practices have changed significantly during the past few years. The FERC approved Transco's restructuring settlement effective November 1, 1993, and essentially preserved Transco's existing firm service settlement with its customers, including PSNC. PSNC has not experienced any material adverse effect on its financial position or results of operations as a result of the order. Furthermore, management believes that Order 636 and the Transco settlement order will provide both PSNC and its affiliates with marketing opportunities for gas services both on and off PSNC's existing pipeline system, which should provide an overall net benefit to PSNC.

         PSNC purchases for resale a majority of the natural gas that it delivers (throughput) to its customers. The balance of its throughput is natural gas purchased by certain large-volume commercial and industrial customers directly from various producers and marketers. This gas is transported to these customers by PSNC at a rate that enables PSNC to earn a margin equivalent to that which it would have earned by selling the same quantity of gas to these customers. Quantities of transported gas represented 42%, 37% and 36% of PSNC's total throughput for fiscal 1999, 1998 and 1997, respectively.

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

         The following table summarizes the natural gas supply sources and transportation arrangements available to PSNC under contract with Transco and CNG Transmission Company (CNG). All amounts are shown in dekatherms (DT), a unit of heating value equal to one million British Thermal Units (BTU). Natural gas purchased by PSNC from other sources is transported by Transco and CNG. Natural gas purchased directly from Williams Energy Services Company, a Transco marketing affiliate, accounted for 26% and 21%, respectively, of PSNC's supply in fiscal 1999 and 1998.

                                 Daily                                Contract
                                Deliver-           Annual            Expiration
  Type of Contract              ability           Quantity               Date
-------------------------       --------         ----------          ----------
Firm Sales Service (1)            33,542         12,242,830             3/31/02
Firm Sales Service (1)            41,928         15,303,720             3/31/02
Firm Transportation              164,151         59,915,115             1/31/12
Firm Transportation                5,175          1,888,875            10/31/07
Incremental Firm Transportation    2,264            826,360             3/16/03
Winter Firm Transportation
 (December 1 through
 February 28)                      4,347            391,230             7/31/11
Southern Expansion Firm
 Transportation:
  November and March              35,397
  December through February       39,330          5,698,917            10/31/05
Southeast Expansion Firm
 Transportation:
  Phase 1                          6,064          2,213,360            11/01/14
  Phase 2                         20,759          7,577,035            11/01/15
  Phase 3                         17,804          6,498,460            11/01/15
CNG Firm Transportation           30,331         11,070,815               (2)


        (1) These are separate and concurrent contracts.
        (2) These represent multiple contracts which expire on dates ranging from 10/31/00 to 10/31/16.

        As discussed further in Note 2 to the consolidated financial statements, PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal Pipeline) to construct and operate an intrastate transmission pipeline. It was placed into service in December 1994 and provides additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In 1995, PSNC, Piedmont, Transco, and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline Company, LLC. The pipeline was extended 67.5 miles from the existing termination point of Cardinal Pipeline at Haw River, North Carolina, to a point southeast of Raleigh and provides 140 million cubic feet per day (mmcf/day) of additional firm transportation service (100 mmcf/day for PSNC and 40 mmcf/day for NCNG). The extension is estimated to cost approximately $76 million. The facilities were placed in service and permanent financing was completed on November 1, 1999. Through their respective subsidiaries, PSNC owns 33.21%, Piedmont owns 16.46%, Transco owns 45.30% and NCNG owns 5.03% of Cardinal Pipeline Company, LLC.

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

                                  Daily                                Contract
                                 Deliver-                             Expiration
    Storage Facility             ability            Capacity             Date
------------------------         --------          ---------          ----------
CNG General Storage (1)           62,669           3,856,000            3/31/16
Transco General Storage           33,218           1,923,485            3/31/13
Transco Washington
  Storage (2)                     32,870           2,794,500            3/31/01
Transco LNG Storage                5,175              25,875           10/31/16
Transco Eminence Storage          47,221             475,111           10/31/13
Cove Point LNG Storage            25,000             250,000            4/15/06
PSNC LNG Storage (3)             100,000           1,040,000              N/A
Pine Needle LNG Storage          103,500           1,035,000            4/30/19
Columbia Gas Transmission (4)     35,335           3,180,150           10/31/14


  (1) 700,000 of this capacity  expires 3/31/08;  1,380,000  expires 3/31/09;
      696,000  expires  3/31/13;  and  1,080,000  expires 3/31/16.
  (2) No peak  day  delivery  assured  by  contract.
  (3) Amounts  shown represent  maximum peak day capacity.
  (4) 33% of this capacity expires 10/31/12; 33% expires 10/31/13; balance expires 10/31/14.

         As  discussed   further  in  Note  2  to  the  consolidated   financial
statements,   Pine  Needle  LNG  Company,   LLC  (Pine  Needle)  was  formed  by
subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia to own and operate a liquefied natural gas storage facility. The facility is located near Transco's transmission pipeline northwest of Greensboro, North Carolina, and has storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day.

PSNC's subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), owns 17% of Pine Needle, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. The facility was built at an estimated cost of $107 million and became operational in May 1999.

Competition

         Although PSNC is the sole distributor of natural gas in its service area, it faces competition from suppliers of alternate fuels and other types of energy. Competition is strongest for sales to large-volume commercial and industrial customers having alternate fuel capability but exists for all other customer classes as well.

         During fiscal 1999, approximately 36% of PSNC's throughput was delivered to large-volume commercial and industrial customers having alternate fuel capability. The primary alternate fuels available to these customers are fuel oil and propane, and, to a lesser extent, coal and combustible wood products. The NCUC has approved a rate structure that allows PSNC to negotiate reduced rates in order to match the cost of alternate fuels to individual customers and recover the lost margin from other classes of customers. PSNC anticipates that the need to negotiate reduced rates with these customers will continue.

         Electricity is the primary competition to natural gas in the residential and commercial markets where the predominate uses of energy are space heating, water heating and cooking. Currently, natural gas enjoys a competitive price advantage over electricity for these purposes, enabling PSNC in recent years to obtain a significant share of the new residential construction in its service area where natural gas is available.

Regulation and Rates

         PSNC's natural gas transmission and distribution business is subject to regulation by the NCUC, including rates, issuance of securities, adequacy of service, safety standards, extension and abandonment of facilities, accounting and depreciation rates. The NCUC has seven commissioners appointed by the Governor of North Carolina for staggered eight-year terms. In an order issued on October 30, 1998 in PSNC's last general rate case, the NCUC granted PSNC an increase in annual revenue of $12,400,000 effective as of November 1, 1998. The order allows PSNC an opportunity to earn a 9.82% overall return on its net utility investment. On December 18, 1998, the Carolina Utility Customers Association, Inc. (CUCA), a party to PSNC's general rate case, formally appealed the general rate case order. The Supreme Court of North Carolina heard oral arguments on CUCA's appeal on October 13, 1999. While management is not able to predict the ultimate outcome of this appeal, management does not believe that such outcome will have material adverse impact on PSNC's financial position, results of operations or cash flows.

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

         On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas each month for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs balance better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC has filed an application with the NCUC for authority to make this procedure permanent. CUCA has intervened in opposition of its continuance. The NCUC issued an order scheduling a hearing in February 2000 on PSNC's application, and authorized PSNC to continue to use this mechanism pending issuance of a final order sometime in 2000. While management cannot predict the outcome of PSNC's application, it does not expect the decision to have a material financial impact. PSNC will continue to establish a benchmark cost of gas each month for residential and small commercial customers pursuant to its existing procedures.

         In April 1992, the NCUC adopted rules to implement the expansion fund program established by the North Carolina General Assembly in July 1991. This act permitted the establishment of expansion funds to be used by each North Carolina LDC to expand natural gas service to areas that they are certificated to serve that would otherwise not be economically feasible to serve. Separate funds have been established for use solely in each LDC's certificated service territory. Sources for expansion funds may be each LDC's respective supplier refunds, special surcharges or other sources permitted by the NCUC. Subject to the NCUC's rules and availability of funds, the LDCs are allowed to utilize the expansion funds to the extent necessary to make such projects feasible on a net present value basis. The balance of the funding for projects is supplied by the LDC. Six counties in PSNC's franchised territory are currently unserved as are certain areas in other counties. On June 3, 1993, the NCUC entered an order creating an expansion fund for PSNC in the Office of the State Treasurer. PSNC began providing natural gas service in McDowell County during December 1996. This was the first project undertaken by PSNC using monies from its expansion fund. On April 22, 1997, the NCUC approved PSNC's application to use expansion funds to extend service to western Haywood county, including Waynesville, Clyde and Lake Junaluska. This project was completed in July 1998. On February 22, 1999, the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County. Most of Alexander County lies within PSNC's certificated service territory and does not currently have natural gas service. PSNC estimates that the project will be completed prior to April 2000.

          On April 29, 1997, the NCUC issued an order authorizing the deferral accounting for contract labor costs for a project to ensure that PSNC's computer operating systems function properly in year 2000. The order required a three-year amortization of these costs beginning in the year incurred. PSNC has incurred approximately $4,600,000 of these costs to date. PSNC began amortizing these costs in September 1997. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.

         On May 17, 1999, PSNC and SCANA filed an application with the NCUC requesting authorization to engage in a business combination transaction. Public hearings were held during July and August, and a hearing before the NCUC was completed on September 29, 1999. On December 7, 1999, the NCUC issued an order approving the merger of the two companies. As specified in the NCUC order, PSNC will reduce its rates by approximately $2 million ($1 million effective six months after the transaction closing date and another $1 million effective eighteen months after the closing date) and has agreed to a five-year moratorium on general rate cases. The request for approval of the transaction by the Securities and Exchange Commission is still pending.

Franchises

         Effective August 16, 1996, the NCUC granted PSNC certificates of public convenience and necessity to serve seven additional counties in western North Carolina. PSNC's certificated service territory now consists of all or parts of 31 counties in North Carolina. Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without having obtained such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by an LDC and not receiving similar service from another public utility.

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

         PSNC has nonexclusive franchises from 64 municipalities in which it delivers natural gas; the other communities served by PSNC have not required franchises. The expiration dates of those franchises having specific expiration provisions range from 2000 to 2029. The franchise for the City of Apex expired on October 7, 1999 and is in the process of being renewed. The franchises contain no restrictions of a materially burdensome nature and are adequate for PSNC's business as presently, and as proposed to be, conducted. These franchises have been routinely renewed by the municipalities when they expire.

Non-utility Businesses

         In December 1996, PSNC Production, a subsidiary of PSNC, and Sonat Marketing Company L.P. (Sonat Marketing), a subsidiary of Sonat Inc., created Sonat Public Service Company L.L.C. (Sonat Public Service), each owning 50% of the new company. PSNC Production transferred its gas brokering activities to Sonat Public Service, which now serves approximately 500 accounts both on and off PSNC's system. As discussed in Note 13 to the consolidated financial statements, on November 29, 1999, pursuant to the change in control provisions of the "Amended and Restated Limited Liability Company Agreement of Sonat Public Service Company L.L.C.," PSNC Production submitted a "Buy-Sell Notice" to El Paso Energy Corporation (El Paso), which purchased Sonat Inc. on October 25, 1999, and offered to purchase the membership interest of Sonat Marketing in Sonat Public Service. On December 17, 1999, El Paso responded and elected to sell its 50% interest in Sonat Public Service to PSNC Production. The proposed effective date of the purchase is December 31, 1999.

         Clean Energy Enterprises, Inc. continued its activities in the refueling of natural gas vehicles and the conversion of gasoline-fueled vehicles to natural gas.

Environmental Matters

         PSNC is subject to regulation with regard to environmental matters by various federal, state and local authorities. PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC has recorded a total liability of $3,705,000, which represents the minimum amount of the range of $3,705,000 to $50,145,000 expected for investigating and monitoring the extent of environmental degradation and of implementing remedial procedures over a 30-year period. See Note 7 to the consolidated financial statements for further details regarding this and other environmental matters related to PSNC.

Employees

         At November 30, 1999, PSNC had 879 full-time employees compared to 1,047 at November 30, 1998. This 16% decrease is related to Plan 2001, a three-year operating plan for translating PSNC's vision, mission, strategies and corporate goals into specific actions. Plan 2001 is discussed further in Note 10 to the consolidated financial statements.

         PSNC considers its relationship with its employees to be good and has never experienced a strike or work stoppage. PSNC has collective bargaining agreements with the International Chemical Workers Union Council of the United Food and Commercial Workers locals representing approximately 300 construction and service employees. Collective bargaining agreements that expired in December 1999 have been renegotiated. These renegotiated three-year collective bargaining agreements will expire in December 2002.

Seasonality

         Due to the seasonal nature of PSNC's business, the first six months of its fiscal year are generally the most profitable. During fiscal 1999, the quarters ended December 31 and March 31 together accounted for approximately 70% of PSNC's natural gas sales revenues and volumes. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.


OPERATING STATISTICS


                                                       For the Fiscal Years Ended September 30,
                                       ------------------------------------------------------------------------
                                           1999           1998           1997           1996           1995
                                       ------------   ------------   ------------   ------------   ------------

OPERATING REVENUES - GAS:
  Residential Sales                    $173,611,126   $183,813,279   $183,391,700   $162,967,260   $135,846,213
  Commercial Sales                       69,924,498     78,956,618     84,120,824     74,444,770     57,783,940
  Industrial Sales                       25,900,724     39,737,329     46,147,690     52,460,676     31,483,864
  Gas Transported for Others             28,016,334     26,802,284     22,695,985     17,737,092     21,746,901
  Miscellaneous                           1,400,919      1,362,260      1,573,982      1,272,281      1,032,096
                                       ------------   ------------   ------------   ------------   ------------
          Total                        $298,853,601   $330,671,770   $337,930,181   $308,882,079   $247,893,014
                                       ============   ============   ============   ============   ============

GAS SUPPLY (DT):
  Natural Gas Purchased                  41,807,724     46,207,910     46,544,234     51,841,058     37,790,467
  Less Increase (Decrease) in Storage     1,908,903      1,686,462      2,055,564        471,720       (257,091)
  Less Unbilled, Unaccounted For,
   Company Use and Other                  2,302,625      2,192,820      2,519,194      2,518,774      1,979,901
                                         ----------     ----------     ----------     ----------     ----------
          Total Gas Sold                 37,596,196     42,328,628     41,969,476     48,850,564     36,067,657
                                         ==========     ==========     ==========     ==========     ==========

GAS DELIVERED (DT):
  Residential Sales                      19,529,630     20,795,108     19,760,537     22,398,288     17,566,948
  Commercial Sales                       11,367,102     12,324,159     12,769,424     13,925,422     10,827,444
  Industrial Sales                        6,699,464      9,209,361      9,439,515     12,526,854      7,673,265
  Gas Transported for Others             27,647,962     25,110,949     23,143,824     16,795,268     22,551,006
                                         ----------     ----------     ----------     ----------     ----------
          Total                          65,244,158     67,439,577     65,113,300     65,645,832     58,618,663
                                         ==========     ==========     ==========     ==========     ==========


NUMBER OF CUSTOMERS (AT YEAR END):
  Residential                               295,277        278,760        264,129        248,940        246,877
  Commercial/small industrial                41,668         40,538         39,349         38,624         29,497
  Large commercial/industrial                 2,118          2,433          2,419          1,677            389
                                            -------        -------        -------        -------        -------
          Total                             339,063 (4)    321,731        305,897 (3)    289,241 (2)    276,763
                                            =======        =======        =======        =======        =======

PER RESIDENTIAL CUSTOMER:
  Average Gas Used (DT)                       66.14          74.60          74.82          89.98          71.16
  Average Revenue                           $587.98        $659.42        $694.36        $654.67        $550.28
  Revenue per DT                              $8.89          $8.84          $9.28          $7.28          $7.73

SYSTEM AVERAGE DEGREE DAYS (1):
  Actual                                      3,049          3,366          3,253          3,856          3,030
  Normal                                      3,382          3,382          3,382          3,400          3,382
  Percent of Normal                              90%            99%            96%           113%            90%

PEAK DAY DELIVERY (DT)                      487,537        416,198        406,742        433,045        403,581


----------------
    (1)   Fiscal 1996 reflects an additional day for leap year.

    (2) Reflects the reclassification of approximately 8,000 customers from residential to commercial/small industrial classification, and 1,300 from commercial/small industrial to large commercial/industrial classification during fiscal 1996.

    (3) Reflects the reclassification of approximately 700 customers from commercial/small industrial to large commercial/industrial during fiscal 1997.

    (4)   Reflects the reclassification of approximately 300 customers from
          large  commercial/  industrial  to  commercial/small   industrial
          during fiscal 1999.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                   Date Elected
 Name and Age (1)                            Title (1)                               An Officer

Charles E. Zeigler, Jr.                Chairman, President and                        11/01/86
   Age - 53                              Chief Executive Officer
Jack G. Mason                          Vice President - Finance                       03/01/95
   Age - 42
Boyce C. Morrow, Jr.                   Vice President -                               03/01/90
   Age - 55                              External Affairs
Jerry W. Richardson                    Vice President - Engineering                   02/23/82
   Age - 54                              and System Logistics
Robert D. Voigt                        Vice President -                               09/01/81
   Age - 48                              Organizational Development
Franklin H. Yoho                       Vice President - Marketing                     02/01/91
   Age - 40                              and Gas Supply
Sharon D. Boone                        Controller and                                 03/01/95
   Age - 46                            Assistant Secretary
J. Paul Douglas                        Corporate Counsel and                          12/21/94
   Age - 52                              Secretary

---------------
   (1) As of November 30, 1999.

         The present terms of all officers extend to April 28, 2000, the date of the next annual meeting of shareholders and the annual meeting of the Board of Directors, or until their successors are elected and qualified.

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

Item 2.  Properties

         PSNC owns 761 miles of transmission pipelines of 2 to 24 inches in diameter that connect its distribution systems with the Texas to New York pipeline transmission system of Transco. Transco delivers natural gas to PSNC at various points on Transco's pipeline in North Carolina. Natural gas is distributed by PSNC through its 6,857 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-ways held under easement, license or permit on lands owned by others. Through its subsidiary, PSNC Cardinal Pipeline Company, PSNC also owns 33.21% of Cardinal Pipeline Company, LLC, which owns a 105-mile transmission pipeline, as discussed more fully in Note 2 to the consolidated financial statements.

         PSNC's Energy Center, which consists of its LNG liquefaction, storage and vaporization facility, is located on a 70-acre tract of land in Cary, North Carolina. Through its subsidiary, Blue Ridge, PSNC also owns 17% of Pine Needle LNG Company, LLC, which owns and operates a liquefied natural gas storage facility with storage capacity of four billion cubic feet, as discussed more fully in Note 2 to the consolidated financial statements.

         PSNC also owns 18 commercial office buildings, a measurement operations building, a building that houses training and engineering, 11 service center buildings, 15 service buildings, and an energy control building; PSNC leases five commercial office buildings for its own use. One of the service buildings also houses training facilities. Another service building is jointly occupied by a NGV conversion facility.

Item 3.  Legal Proceedings

         As more fully disclosed in Part I under "Environmental  Matters" and in
Part II in Note 7 to the consolidated financial statements, PSNC owns, or has owned, all or portions of sites at which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.

Item 4.  Submission of Matters to a Vote of Security Holders

         None. The Annual Meeting of Shareholders has been delayed until Friday, April 28, 2000 due to the pending merger with SCANA. If required, the meeting will be held at PSNC's corporate office at 9:00 a.m. If necessary, the formal notice of the meeting, proxy statement and form of proxy will be mailed on or about April 1, 2000, to holders of record of common stock on March 31, 2000.

                                 PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         PSNC's common stock is traded on the New York Stock Exchange under the ticker symbol "PGS." PSNC's stock quotations are listed in most publications, including newspapers, as "PubSvcNC" or "PubSNC." Prior to March 1, 1995, PSNC was traded in the over-the-counter market and was included in the NASDAQ National Market System under the symbol "PSNC." At November 30, 1999, there were approximately 12,000 holders of record of PSNC's common stock.

         The table below presents the reported high and low common stock sale prices along with cash dividends declared per share for each quarter of fiscal 1999 and 1998.

                                                                     Cash
         Quarter                                                   Dividends
          Ended                 High                Low            Declared
         -------             ----------           --------         ---------
          Fiscal
           1999
         -------
          Sep 30             $31  7/16           $29 1/16           $.2475
          Jun 30              30                  28 1/16            .2475
          Mar 31              29 15/16            22 5/16            .2400
          Dec 31              26  1/16            21 9/16            .2400

          Fiscal
           1998
         -------
          Sep 30              24 1/2              19 1/8             .2400
          Jun 30              22 3/16             19 7/8             .2400
          Mar 31              22 7/8              19 1/8             .2300
          Dec 31              24 3/8              19 7/16            .2300

         On November 11, 1999, the Board of Directors declared a regular quarterly cash dividend on PSNC's common stock of 24.75(cent) per share, payable on January 1, 2000 to shareholders of record on December 10, 1999. PSNC has paid consecutive quarterly cash dividends on its common stock since 1958, and has increased cash dividends paid to shareholders each calendar year since 1970.

Item 6.  Selected Financial Data

For the Fiscal Years Ended September 30,                1999        1998        1997        1996       1995
----------------------------------------              --------    --------    --------    --------   --------

Operating revenues (000's)........................    $298,854    $330,672    $337,930    $308,882   $247,893
Net margin (000's)................................    $156,770    $145,782    $145,107    $130,859   $122,885
Net income (000's) (1)............................    $ 24,451    $ 24,837    $ 26,347    $ 23,898   $ 21,421
Basic earnings per average common share (2).......    $   1.19    $   1.24    $   1.35    $   1.26   $   1.16
Diluted earnings per average common share (2).....    $   1.18    $   1.23    $   1.34    $   1.25   $   1.15
Cash dividends declared per common share .........    $   .975    $    .94    $    .90    $   .865   $   .835
Average number of common shares
 outstanding (000's) .............................      20,515      20,103      19,550      18,995     18,509
Capital expenditures (000's)......................    $ 43,567    $ 65,329    $ 60,310    $ 60,428   $ 61,119
Total assets (000's)..............................    $648,571    $618,753    $585,142    $524,889   $456,995
Common equity (000's).............................    $233,164    $222,839    $207,368    $188,635   $173,372
Long-term debt (000's) (3)........................    $157,250    $171,550    $180,850    $140,150   $100,700

---------------
(1) Fiscal 1999 includes $8,238,000 related to merger and restructuring charges.
(2) Fiscal 1999 includes $0.28 per share related to merger and restructuring charges.
(3) Excludes current maturities.

Item 7.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition


Results of Operations


Net Margin

For the Fiscal Years Ended September 30,             1999      1998      1997
----------------------------------------           --------  --------  --------

(Amounts in thousands except
 degree day and customer data)

Gross margin                                       $165,412  $156,371  $155,926
Less - franchise taxes                                8,642    10,589    10,819
                                                   --------  --------  --------
  Net margin                                       $156,770  $145,782  $145,107
                                                   ========  ========  ========


Total throughput (DT):
  Residential                                        19,530    20,795    19,760
  Commercial/small industrial                        12,117    12,618    12,373
  Large commercial/industrial                        33,597    34,027    32,980
                                                     ------    ------    ------
                                                     65,244    67,440    65,113
                                                     ======    ======    ======

System average degree days:
  Actual                                              3,049     3,366     3,253
  Normal                                              3,382     3,382     3,382
  Percent warmer than normal                             10%        1%        4%

Weather normalization adjustment
  income (refund), net of
  franchise taxes                                   $ 7,361   $  (113)  $ 5,960

Customers at end of period: (1)
  Residential                                       295,277   278,760   264,129
  Commercial/small industrial                        41,668    40,538    39,349
  Large commercial/industrial                         2,118     2,433     2,419
                                                    -------   -------   -------
                                                    339,063   321,731   305,897
                                                    =======   =======   =======



      (1)Reflected in customers at September 30, 1999 is the reclassification of approximately 300 customers from large commercial/industrial to commercial/small industrial. Reflected in customers at September 30, 1997 is the reclassification of approximately 700 customers from commercial/small industrial to large commercial/industrial.

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


Fiscal 1999

o Net margin increased by $10,988,000, or 8%, in fiscal 1999 as compared to fiscal 1998 primarily due to the general rate increase effective November 1, 1998 and to an increased customer base. This general rate increase accounted for approximately $7,380,000 of the increase from fiscal 1998. The volumes of gas delivered to residential, commercial/small industrial and lower-margin large commercial/industrial customers decreased 6%, 4% and 1%, respectively, primarily due to weather that was 9% warmer than the prior fiscal year. Additionally, consumption per degree day, excluding the impact of weather, decreased 5% for both residential and commercial/small industrial customers as compared to the same period in fiscal 1998. Net throughput-related variances for all customer classes totaled approximately $2,840,000, including an increase of $7,424,000 related to the operation of the weather normalization adjustment(WNA) mechanism. The WNA accounts only for differences in consumption caused by temperature variations from normal. It does not adjust PSNC's earnings for any non-temperature related changes in consumption. After adjusting for the customer reclassification as previously discussed, residential and commercial/small industrial customers increased 6% and 2%, respectively, while large commercial/industrial customers remained constant as compared to fiscal 1998.


Fiscal 1998

o Net margin increased by $675,000 in fiscal 1998 as compared to fiscal 1997. The volumes of gas delivered to residential and commercial/small industrial customers increased 5% and 2%, respectively, due primarily to an increased customer base and to weather that was 3% colder than the prior fiscal year. Offsetting these increases was a decrease in consumption per degree day by these customers. Natural gas usage by residential and commercial/small industrial customers, excluding the impact of weather, decreased 5% and 3%, respectively, as compared to the same period in fiscal 1997. Throughput for lower-margin large commercial/industrial customers increased 3% as compared to fiscal 1997. This reflects decreased weather-related service curtailments to these customers during the year, along with an increase in the customer base. Net throughput-related increases for all customer classes totaled approxi-mately $407,000, including a reduction of $6,073,000 related to the operation of the WNA mechanism. Also impacting margin growth was the effect of warmer weather, as compared to fiscal 1997, during the months of October and May which are not included in the WNA mechanism period.

Fiscal 1997

o Net margin increased by $14,248,000, or 11%, in fiscal 1997 as compared to fiscal 1996 primarily due to the general rate increase effective October 1, 1996 and to an increased customer base. This general rate increase accounted for approximately $6,200,000 of the variance from fiscal 1996. The volumes of gas delivered to residential and commercial/small industrial customers decreased 12% and 14%, respectively, due to weather that was 16% warmer as compared to fiscal 1996. Throughput for lower-margin large commercial/ industrial customers increased 14% as compared to fiscal 1996. This reflects decreased weather-related service curtailments to these customers during the year as compared to fiscal 1996, along with an increase in the customer base. Net throughput-related variances for all customer classes totaled approxi-mately $7,775,000, including a variance of $14,693,000 related to the operation of the WNA mechanism. After adjusting for the customer reclassi-fications as previously discussed, residential, commercial/small industrial and large commercial/industrial customers increased 6%, 4% and 2%, respectively, as compared to fiscal 1996.


Operating Expenses

         Other operating expenses increased 20% during fiscal 1999. This increase includes net restructuring charges of $4,343,000 in connection with Plan 2001 discussed further in Note 10 to the consolidated financial statements. The increase also includes $3,895,000 of costs incurred related to the proposed business combination with SCANA Corporation (SCANA) discussed further in Note 11 to the consolidated financial statements. On a straight comparison basis without these restructuring and merger costs, other operating expenses increased 5%. Also, employee cash compensation awards, an increase in deferred compensation and retirement fees for the Board of Directors, and the amortization of deferred Year 2000 costs contributed to the increase. These increases more than offset savings generated by Plan 2001 initiatives.

         Diluted earnings per share of $1.18 for fiscal 1999 include $0.15 per share (partially tax deductible) of merger-related expenses and $0.13 per share net of tax of one-time net restructuring costs related to the implementation of Plan 2001. Exclusive of these charges, diluted earnings per share for fiscal 1999 were $1.46 as compared to $1.23 for fiscal 1998.

         Other operating expenses decreased 1% during fiscal 1998. This decrease includes a reduction in net expenses related to the nonrecurring charges associated with the voluntary early retirement program incurred during the first quarter of fiscal 1997. On a straight comparison basis without this reduction, other operating expenses increased 1% as compared to fiscal 1997. Health insurance costs, outside consulting expenses and expenses related to the adoption of a retirement plan for the Board of Directors contributed to this increase. The outside consulting services are associated with PSNC's Year 2000 compliance program. Partially offsetting the increases were lower uncollectible provision expenses, lower liquefied natural gas (LNG) facility power usage and no incentive compensation costs recognized in fiscal 1998.

         Other operating expenses increased 10% during fiscal 1997. This increase was due primarily to net expenses of $1,034,000 related to the voluntary early retirement program offered in the first quarter of fiscal 1997. On a straight comparison basis without this expense, other operating expenses increased 8% as compared to fiscal 1996. Salary and employee benefits, outside consulting expenses, employee training programs and expenses related to the outsourcing of meter reading also contributed to the increase. Partially offsetting the increases were reduced expenses for health insurance due to the enrollment of all PSNC employees with a health maintenance organization provider.

         Maintenance expenses decreased 3% and 13% in fiscal 1999 and 1998, respectively. The decrease in 1998 includes a decrease in net expenses related to the voluntary early retirement program incurred during the first quarter of fiscal 1997. On a straight comparison basis without the voluntary early retirement program expense, maintenance expenses decreased 11%. This decrease was due primarily to lower telecommunications expenses, lower LNG equipment replacement expenses and other general operational improvements.

         Maintenance expenses increased 17% in fiscal 1997 due primarily to higher telecommunications expenses and salaries. Also contributing to the increase were charges of $143,000 related to the voluntary early retirement program. On a straight comparison basis without the voluntary early retirement, maintenance expenses increased 14% as compared to fiscal 1996.

         Depreciation expense increased 3%, 12% and 13% in fiscal 1999, 1998 and 1997, respectively, due to plant additions. The lower than normal increase in depreciation expense in fiscal 1999 is due to fewer plant additions and a revision to vintage year accounting made in the third quarter for certain plant accounts.

         General taxes decreased during fiscal 1999 primarily due to lower franchise tax expense resulting from the elimination of franchise taxes by the North Carolina General Assembly effective on August 1, 1999. The franchise tax was replaced by an excise tax. Franchise taxes were included in PSNC's billing rates and were recorded as both revenue and expense. The new excise tax is added to customer bills based on the volume of natural gas consumed. PSNC remits the amounts collected to the state and does not include the excise tax in either revenue or expense. General taxes increased during fiscal 1998 reflecting an increase in PSNC's property taxes, offset somewhat by lower franchise tax expense. The increase in general taxes during fiscal 1997 was due to increased franchise tax expense, reflecting an increase in revenues.


Other Income (Deductions)

         Other income (deductions) increased $754,000 during fiscal 1999. This is primarily due to an increase in income from subsidiary operations. Under the terms of the performance clauses in the joint venture agreement between PSNC Production Corporation (PSNC Production) and Sonat Marketing Company L.P. (Sonat Marketing), PSNC Production recognized an additional $1,175,000 of deferred revenue in fiscal 1999. Offsetting the increase in other income is a $204,000 pre-tax write off on PSNC

Production's investment in American Gas Finance Company, a limited liability company established by the American Gas Association to provide financing for residential energy- efficiency improvements.

         Other income (deductions) decreased $366,000 during fiscal 1998. This was primarily the result of a $975,000 decrease in interest income compared to fiscal 1997 on amounts due from customers through the operation of the Rider D rate mechanism. During fiscal 1998, through an increment in its rates, PSNC collected previously undercollected gas costs and was able to match its benchmark gas cost more closely to market prices. This resulted in a lower Rider D receivable balance of $12,860,000 at September 30, 1998. Partially offsetting the decrease in interest income was a $673,000 increase in merchandise and jobbing income. This increase reflects a decrease in expenses related to the voluntary early retirement program incurred during the first quarter of fiscal 1997. On a straight comparison basis without the voluntary early retirement program expense, merchandise and jobbing operations increased by approximately $442,000.

         Other income (deductions) increased $535,000 during fiscal 1997. Other interest income increased $792,000 over fiscal 1996 due to interest on amounts due from customers through the operation of the Rider D rate mechanism. Winter-period increases in the market price of natural gas resulted in PSNC recording uncollected gas costs, along with increased demand costs, which totaled $18,385,000 at September 30, 1997. Prior to December 1996, income from secondary market transactions was recorded as other income. Income from secondary market transactions is now recorded in subsidiary operations. Secondary market transactions are any transactions that utilize capacity rights on interstate pipelines. Upon creation of Sonat Public Service, $4,845,000 of cash received by PSNC Production from Sonat Marketing was deferred, and during fiscal 1997, $816,000 of this deferred revenue was recognized as subsidiary income. With the formation of Sonat Public Service, PSNC Production and Sonat Marketing split evenly PSNC's 25% share of net income from the earnings from secondary market transactions. PSNC also realized a $205,000 improvement in merchandise and jobbing. This improvement was reduced by approximately $231,000 related to the voluntary early retirement program. Without this expense, merchandise and jobbing income would have increased by approximately $436,000.


Interest Deductions

         Interest deductions for fiscal 1999 increased approximately $245,000 over fiscal 1998. This increase includes $200,000 of debt expense and prepayment premium recognized due to the prepayment in February 1999 of the remaining $10,000,000 of 8.65% Senior Debentures due 2002. The increase also reflects an increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding during the period. Offsetting this increase is lower interest on long-term debt due to the previously mentioned prepayment and scheduled sinking fund payments.

         Interest deductions for fiscal 1998 increased approximately $524,000 over fiscal 1997. This increase resulted from an increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding during the period and the December 1996 issuance of $50,000,000 of long-term debt.

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


Liquidity and Capital Resources

         PSNC's primary capital needs are the funding of its continuing construction program and the seasonal funding of its stored gas inventories. PSNC uses short-term bank loans, together with internally generated funds, long-term debt and equity financing to fund its continuing construction program. PSNC has committed lines of credit with five commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1999, total lines of credit with these banks range from a minimum of $55,000,000 to a winter-period maximum of $75,000,000. PSNC also has total uncommitted lines of credit ranging from $70,000,000 to $100,000,000. At September 30, 1999, committed lines of credit totaled $60,000,000 and uncommitted lines of credit totaled $100,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs. At September 30, 1999 and 1998, PSNC's total short-term bank loans outstanding were $104,000,000 and $70,500,000, respectively.

         In December 1995, PSNC filed with the Securities and Exchange Commission (SEC) a registration statement covering up to an aggregate amount of $125,000,000 of senior unsecured debt. In January 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering. In December 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of both issues were used to pay down a significant portion of the then outstanding short-term bank debt. PSNC has not issued any long-term debt since December 1996, resulting in an increase in short-term bank loans outstanding. On May 21, 1999, PSNC filed with the SEC a registration statement (amended on June 7, 1999) covering up to an aggregate of $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior unsecured debt registered in December 1995 that has not been issued and sold. At September 30, 1999, $150,000,000 remained on the shelf registration.

         On February 26, 1999, PSNC prepaid the remaining $10,000,000 of 8.65% Senior Debentures due 2002 at a prepayment price of 101.85%. PSNC financed the prepayment through the use of short-term debt.

         PSNC also generates  equity capital  through its dividend  reinvestment
(DRP), employee stock purchase and nonqualified stock option plans. During fiscal 1999, 1998 and 1997, the DRP generated $3,272,000, $6,799,000 and
$7,277,000, respectively, of additional equity capital. The decrease in equity funds generated through the DRP from the prior year reflects a change in April 1999 to open market purchases to satisfy the requirements of the DRP and the exercise of stock options. This change was made because of the requirements of the proposed merger with SCANA discussed further in Note 11 to the consolidated financial statements. The employee stock purchase plan generated $1,295,000, $1,359,000 and $1,318,000, respectively, of additional equity capital. The employee stock purchase plan was terminated in June 1999 because of the requirements of the proposed merger with SCANA. The nonqualified stock option plans generated net equity capital of $1,700,000, $1,639,000 and $1,215,000, respectively.

         The ratio of long-term debt to total capitalization was 40.3% at September 30, 1999, 43.5% at September 30, 1998 and 46.6% at September 30, 1997. PSNC's goal is to maintain a capital structure with a ratio of long-term debt to total capitalization in the 45% range with periodic moderate fluctuations.

         For fiscal 1999, 1998 and 1997, construction expenditures were $43,567,000, $65,329,000 and $60,310,000, respectively. For fiscal 2000, PSNC has budgeted $41,000,000 for its ongoing construction program. PSNC anticipates spending $40,000,000 to $45,000,000 annually on its construction program for the next several years.

         As discussed more fully in Note 4 to the consolidated financial statements, PSNC and its subsidiaries sponsor a noncontributory defined benefit pension plan covering substantially all employees. During fiscal 1999 and 1998, cash contributions were $3,679,000 and $4,213,000, respectively.

         The decrease in restricted cash and temporary investments and restricted supplier refunds from the prior year is due to depositing $19,808,000 in refunds received from PSNC's pipeline transporters into PSNC's expansion fund in the Office of the State Treasurer during the fourth quarter of fiscal 1999. This fund was created by an order of the North Carolina Utilities Commission
(NCUC), dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve. Offsetting the decrease in restricted cash and temporary investments is a reclassification of $3,634,000 from long-term restricted cash at September 30, 1999. This reclassification is discussed further in Note 1 to the consolidated financial statements.

           On February 22, 1999, the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County and authorized disbursements from the fund of approximately $4,301,000. Most of Alexander County lies within PSNC's franchised service territory and does not currently have natural gas service. PSNC estimates that the project will be completed prior to April 2000 at a cost of approximately $6,188,000.

         Net accounts receivable increased $3,090,000 as compared to September 30, 1998. This increase reflects an increase in sales due to a 5% increase in customers and the impact of PSNC's general rate increase effective November 1, 1998.

         Stored gas inventories increased $5,687,000 as compared to September 30, 1998. This increase is due to the addition of the Pine Needle storage facility on May 1, 1999 and to an increase in storage capacity in existing storage facilities.

         Net deferred gas costs fluctuate in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover all prudently incurred gas costs from customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial/industrial customers with alternate fuel capability. On a monthly basis, any difference in amounts paid and collected is recorded for subsequent refund to or collection from PSNC's customers. The $5,322,000 increase in deferred gas costs at September 30, 1999 resulted from an increase in undercollections from customers due to higher gas costs. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost reviews and are refunded to or collected from customers over a subsequent twelve-month period. Amounts that have not been refunded to or collected from customers bear interest at an annual rate of 10% as required by the NCUC. Deferred gas costs at September 30, 1999 and September 30, 1998 reflect undercollections from customers. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level over a twelve-month period. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs balance better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC has filed an application with the NCUC for authority to make this procedure permanent. The Carolina Utility Customers Association, Inc. (CUCA) has intervened in opposition of its continuance. The NCUC issued an order scheduling a hearing in February 2000 on PSNC's application, and authorized PSNC to continue to use this mechanism pending issuance of a final order sometime in 2000. While management cannot predict the outcome of PSNC's application, it does not expect the decision to have a material financial impact. PSNC will continue to establish a benchmark cost of gas for residential and commercial/small industrial customers pursuant to its existing procedures.

         The $9,943,000 increase in other assets is primarily due to the capital contribution of $9,095,000 by PSNC's subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), to Pine Needle LNG Company, LLC (Pine Needle) on May 3, 1999. As discussed more fully in Note 2 to the consolidated financial statements, Pine Needle was formed by subsidiaries of Transcontinental Gas Pipe Line Corporation (Transco), Piedmont Natural Gas Company, Inc. (Piedmont), North Carolina Natural Gas Corporation (NCNG), Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle owns and operates a liquefied natural gas storage facility in North Carolina, built at a cost of approximately $107,000,000. The facility became operational on May 1, 1999. PSNC, through its subsidiary, Blue Ridge, owns 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities.

         The decrease in long-term debt of $14,300,000, as compared to September 30, 1998, is due to the prepayment on February 26, 1999 of the remaining $10,000,000 of 8.65% Senior Debentures due 2002 and to scheduled sinking fund payments.

         Accounts payable increased $4,632,000 as compared to September 30, 1998. This is primarily due to increased secondary market activity and natural gas purchased at a higher cost.

         Deferred credits and other liabilities increased primarily due to additional deferred income taxes of $7,897,000 and increased deferred and retirement compensation for the Board of Directors. These increases were partially offset by a decrease in accrued pension costs which includes a curtailment gain of $881,507 and a settlement gain of $881,634 related to PSNC's severance activity under Plan 2001 discussed further in Note 10 to the consolidated financial statements.

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

         As discussed more fully in Note 2 to the consolidated financial statements, PSNC and a subsidiary of Piedmont formed Cardinal Pipeline Company, LLC (Cardinal Pipeline) in March 1994 to construct an intrastate gas transmission pipeline. The pipeline was placed into service in December 1994 at a cost of approximately $26,000,000. PSNC owned 64.4% of the pipeline, which extends 37.5 miles to provide additional daily capacity to PSNC's eastern service territory in and around the Durham and Raleigh areas. In December 1995, PSNC, Piedmont, Transco and NCNG formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the existing Cardinal pipeline. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline Company, LLC. The pipeline was extended 67.5 miles from the existing termination point of Cardinal Pipeline at Haw River, North Carolina, to a point southeast of Raleigh. This extension is estimated to cost approximately $76,000,000. The facilities were placed in service and permanent financing was completed on

November 1, 1999. PSNC, through a subsidiary, owns 33.21% of Cardinal Pipeline Company, LLC. PSNC contributed its net book investment in the existing pipeline plus additional equity capital of approximately $1,500,000 for its ownership share in the first quarter of fiscal 2000.


Year 2000 Readiness

         Pursuant to Section 7(b) of the "Year 2000 Information and Readiness Disclosure Act," Pub. L. 105-271 (October 19, 1998) (hereinafter Year 2000 Act), PSNC hereby designates the information contained herein as a "Year 2000 Readiness Disclosure" as defined in Section 3(9) of the Year 2000 Act.

         The Year 2000 issue exists because many computer systems and applications, including those with embedded chips in equipment or facilities, use two-digit date fields rather than four-digit date fields to designate the applicable year. As a result, these date-sensitive applications may not properly recognize the year 2000 or years thereafter, or process data containing them, potentially causing critical systems including, but not limited to, business and operational systems to function improperly or not at all.

          PSNC began its Year 2000 efforts in 1995 by interviewing vendors and gaining awareness of this issue. An assessment of PSNC's Year 2000 impact was performed in 1996, and PSNC began addressing its major business computer systems. PSNC decided to renovate its customer information system and to replace its financial and materials management systems. The renovation of PSNC's customer information system was completed in September 1998. Year 2000 ready financial and materials management systems were implemented on April 1, 1999. Upgrades to the Supervisory Control and Data Acquisition (SCADA) system that monitors the flow of gas through PSNC's distribution system have been completed. Remaining activities include completion of scheduled software upgrades.
Additional forward date testing of computer systems will continue throughout calendar 1999.

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

         Approximately $12,500,000 to replace existing systems is being capitalized as utility plant. Approximately $12,000,000 of these costs has been incurred. Approximately $5,000,000 to modify existing computer systems is being expensed over a three-year period in accordance with the NCUC order discussed more fully in Note 2 to the consolidated financial statements. Approximately $4,600,000 of these costs has been incurred. These costs are estimates based on PSNC's analysis to date and are subject to change after the modifications of its systems are completed.

         The project completion dates and costs are estimates based on numerous assumptions. These assumptions include the continued availability of personnel resources and third-party vendor compliance.

Risk Assessment

         At this time, PSNC believes a "worst case scenario" is that its customers could experience some temporary disruptions in their gas service. The natural gas that PSNC distributes and sells to its sales customers, and the natural gas that it transports and delivers to its transportation customers, comes principally from the producing areas along the Gulf of Mexico (including the states of Alabama, Louisiana, Mississippi and Texas, and adjacent offshore areas). Prior to PSNC's receipt of that gas, it must be extracted and processed to be useable. It is then delivered to an interstate pipeline company (or companies) for transportation to PSNC or to storage for PSNC's account; the gas that is stored for PSNC's account must then be withdrawn and delivered to PSNC by an interstate pipeline, generally in the winter. A disruption in PSNC's service to its customers could be caused by a disruption in the extraction or processing of this gas, the transmission and/or storage of such gas or finally the distribution of such gas by PSNC.

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

Contingency Plans

         Business continuity planning is underway. Testing of the plan will continue throughout 1999. The plan addresses the mitigation of risks associated with key business processes and those processes critical to the delivery of gas services. Detailed plans are being developed for coverage during the century rollover. PSNC's continuity planning also includes the short-term localized impact of losing one or more of the following services: electricity, telecommunications, water/sewer, gas pressure, information technology systems and staffing (order does not imply priority). PSNC is not implying that disruption will occur, but that the risk does exist.

         The assessment of critical supplier and third-party vendor progress, although external to PSNC, will continue throughout calendar 1999. PSNC cannot quantify the impact of any failure by a critical supplier or third-party vendor at this time. PSNC is presently developing a contingency plan to address the mitigation of risks and continuance of operations if critical suppliers or third-party vendors have a failure. PSNC met with its major pipeline transporter on August 25, 1999 and discussed the transporter's Year 2000 status and its business continuity plans. Close communication between PSNC and the transporter is planned during the century rollover.

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

         Each of the components of PSNC's Year 2000 program is progressing, and PSNC believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

Year 2000 Communications

         PSNC meets quarterly with the other North Carolina gas utilities to exchange information and discuss the best practices that may be used to address Year 2000 requirements. Additionally, PSNC frequently participates in industry and community forums attended by representatives of the electric and telecommunications industries.

         SCANA reviewed PSNC's Year 2000 program strategy during its due diligence efforts prior to the execution of the merger agreement referred to in
Note 11 to the consolidated financial statements. PSNC will continue to share information with SCANA throughout the merger integration process.

         A bill insert and additional awareness information were sent to customers in July 1999.


Effects of Inflation

         The margin charged to PSNC's gas customers may not be increased without a general rate case. Accordingly, in the absence of authorized rate increases and except for changes in the cost of gas sold, which are passed along to customers on a timely basis through various rate adjustment mechanisms, PSNC must look to performance improvements and higher throughput to offset inflationary increases in its cost of operations. Current rates only permit PSNC to recover its historical cost of utility plant and give no recognition to the replacement cost of these facilities. Management continually reviews operations and economic conditions to assess the need for filing for general rate relief. PSNC's last general rate case was filed April 2, 1998, and new rates approved by the NCUC became effective November 1, 1998. CUCA, a party to PSNC's general rate case, formally appealed the general rate case order. The Supreme Court of North Carolina heard oral argument on CUCA's appeal on October 13, 1999. While management is not able to predict the ultimate outcome of this appeal, management does not believe that such outcome will have a material adverse impact on PSNC's financial position, cash flows or results of operations.


Recently Issued but Not Yet Effective Accounting Statements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," delaying the effectiveness of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement becomes effective for PSNC on October 1, 2000. PSNC has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of adoption.

Forward-looking Statements

         Statements contained in this document and the notes to the consolidated financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to implement successfully internal performance goals, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), legislative issues, competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices, the proposed business combination with SCANA, unanticipated problems related to internal Year 2000 initiatives as well as potential adverse consequences related to third-party Year 2000 compliance, and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

Item 8.  Financial Statements and Supplementary Data

      Public Service Company of North Carolina, Incorporated and Subsidiaries

                          Consolidated Statements of Income


For the Fiscal Years Ended September 30,       1999           1998           1997
----------------------------------------   ------------   ------------   ------------


Operating revenues                         $298,853,601   $330,671,770   $337,930,181
Cost of gas                                 133,441,749    174,300,672    182,003,740
                                           ------------   ------------   ------------
Gross margin                                165,411,852    156,371,098    155,926,441
                                           ------------   ------------   ------------

Operating Expenses and Taxes:
  Other operating expenses                   65,545,120     54,686,569     55,180,279
  Maintenance                                 5,051,559      5,230,133      6,007,234
  Provision for depreciation                 25,900,452     25,049,337     22,387,370
  General taxes                              15,226,300     17,183,052     16,924,868
  Income taxes -
    Federal                                  12,607,526     12,209,518     12,535,400
    State                                     2,881,141      2,917,294      3,175,800
                                           ------------   ------------   ------------
     Total operating expenses and taxes     127,212,098    117,275,903    116,210,951
                                           ------------   ------------   ------------
Operating income                             38,199,754     39,095,195     39,715,490
                                           ------------   ------------   ------------

Other Income (Deductions):
  Merchandise and jobbing                       825,221        795,024        121,554
  Subsidiary operations, net of
   income taxes                               2,998,500      1,692,527      1,677,391
  Interest income and other                     450,382      1,032,563      2,086,826
                                           ------------   ------------   ------------
     Total other income (deductions)          4,274,103      3,520,114      3,885,771
                                           ------------   ------------   ------------
Gross income                                 42,473,857     42,615,309     43,601,261
                                           ------------   ------------   ------------

Interest Deductions:
  Interest on long-term debt                 13,657,084     15,039,896     15,139,409
  Amortization of debt expense                  352,710        162,068        163,173
  Other interest                              4,642,816      3,145,329      2,293,555
  Allowance for borrowed funds used
   during construction                         (629,703)      (568,986)      (341,429)
                                           ------------   ------------   ------------
     Total interest deductions               18,022,907     17,778,307     17,254,708
                                           ------------   ------------   ------------
Net income                                 $ 24,450,950   $ 24,837,002   $ 26,346,553
                                           ============   ============   ============

Average common shares outstanding            20,515,369     20,103,103     19,549,656
Basic earnings per share                          $1.19          $1.24          $1.35

Diluted common shares outstanding            20,734,028     20,220,580     19,649,925
Diluted earnings per share                        $1.18          $1.23          $1.34

Cash dividends declared per common share          $.975          $ .94          $ .90

The accompanying notes to consolidated financial statements are an integral part of these statements.

      Public Service Company of North Carolina, Incorporated and Subsidiaries

                           Consolidated Balance Sheets


September 30,                                          1999           1998
-------------------------------------------        ------------   ------------
Assets
------
Gas Utility Plant:
 In service                                        $767,862,164   $736,504,603
 Less - Accumulated depreciation                    241,086,700    224,204,295
                                                   ------------   ------------
   Net plant in service                             526,775,464    512,300,308
 Construction work in progress                        7,469,452      7,216,568
                                                   ------------   ------------
                                                    534,244,916    519,516,876
                                                   ------------   ------------
Non-utility Property, net of
 accumulated depreciation (1999 -
 $221,178 and 1998 - $178,066)                          551,538        594,650
                                                   ------------   ------------

Current Assets:
 Cash and temporary investments                       7,247,956      3,277,211
 Restricted cash and temporary investments            3,655,854     10,247,060
 Receivables, less allowance for
  doubtful accounts (1999 - $1,737,815
  and 1998 - $2,086,128)                             23,926,218     20,836,080
 Inventories, at average cost -
  Materials, supplies and merchandise                 6,411,857      6,992,053
  Stored gas                                         30,092,053     24,405,529
 Deferred gas costs, net                             18,897,959     13,576,225
 Prepayments                                          1,565,754      2,260,204
                                                   ------------   ------------
                                                     91,797,651     81,594,362

Deferred Charges and Other Assets:
 Long-term restricted cash                                 -         4,845,120
 Debt expense                                         1,509,037      1,676,747
 Other                                               20,467,374     10,524,858
                                                   ------------   ------------
                                                     21,976,411     17,046,725
                                                   ------------   ------------
                                                   $648,570,516   $618,752,613
                                                   ============   ============

Capitalization and Liabilities
Capitalization (see statements):
 Common equity                                     $233,163,933   $222,839,331
 Long-term debt                                     157,250,000    171,550,000
                                                   ------------   ------------
                                                    390,413,933    394,389,331

Current Liabilities:
 Current maturities of long-term debt                 6,800,000      9,300,000
 Accounts payable                                    24,647,294     20,015,220
 Accrued taxes                                        3,490,273      1,180,306
 Customer prepayments and deposits                    6,697,980      7,020,931
 Accrued interest                                     4,141,686      4,346,204
 Cash dividends declared                              5,093,047      4,864,161
 Restricted supplier refunds                             22,014     10,247,060
 Other                                                4,909,586      4,183,535
                                                   ------------   ------------
                                                     55,801,880     61,157,417
 Interim bank loans, due within one year            104,000,000     70,500,000
                                                   ------------   ------------
                                                    159,801,880    131,657,417

Deferred Credits and Other Liabilities:
 Income taxes, net                                   74,423,087     66,526,252
 Deferred revenue                                          -         2,120,976
 Investment tax credits                               3,060,728      3,410,949
 Accrued pension cost                                 5,012,547      7,984,530
 Other                                               15,858,341     12,663,158
                                                   ------------   ------------
                                                     98,354,703     92,705,865
                                                   $648,570,516   $618,752,613
                                                   ============   ============
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

       Public Service Company of North Carolina, Incorporated and Subsidiaries

                    Consolidated Statements of Capitalization

September 30,                                         1999             1998
------------------------------------------        ------------     ------------

Common Equity:
  Common stock, $1 par, 30,000,000
   shares authorized; shares outstanding
   1999 - 20,577,967 and 1998 - 20,274,332        $ 20,577,967     $ 20,274,332
  Capital in excess of par value                   139,171,847      132,787,058
  Retained earnings                                 73,414,119       69,777,941
                                                  ------------     ------------
                                                   233,163,933      222,839,331
                                                  ------------     ------------

Long-term Debt:
  Senior debentures (unsecured) -
    8.65% due 2002                                        -          10,000,000
    10% due 2003                                     6,250,000        8,750,000
    10% due 2004                                    25,800,000       30,100,000
    8.75% due 2012                                  32,000,000       32,000,000
    6.99% due 2026                                  50,000,000       50,000,000
    7.45% due 2026                                  50,000,000       50,000,000
                                                  ------------     ------------
                                                   164,050,000      180,850,000
  Less - Current maturities                          6,800,000        9,300,000
                                                  ------------     ------------
                                                   157,250,000      171,550,000
                                                  ------------     ------------
                                                  $390,413,933     $394,389,331
                                                  ============     ============



                   Consolidated Statements of Retained Earnings

For the Fiscal Years Ended September 30,    1999          1998         1997
---------------------------------------- -----------   -----------  -----------

Balance, beginning of year               $69,777,941   $64,122,801  $55,423,161

Add - Net income                          24,450,950    24,837,002   26,346,553
                                         -----------   -----------  -----------
                                          94,228,891    88,959,803   81,769,714

Deduct - Cash dividends declared
          on common stock and other       20,814,772    19,181,862   17,646,913
                                         -----------   -----------  -----------

Balance, end of year                     $73,414,119   $69,777,941  $64,122,801
                                         ===========   ===========  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.




      Public Service Company of North Carolina, Incorporated and Subsidiaries

                        Consolidated Statements of Cash Flows


For the Fiscal Years Ended September 30,            1999          1998          1997
----------------------------------------         -----------   -----------   -----------
Cash Flows from Operating Activities:

  Net income                                     $24,450,950   $24,837,002   $26,346,553
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation charged to operating expenses   25,900,452    25,049,496    22,387,370
     Depreciation charged to other accounts        2,772,998     2,786,873     2,528,055
     Amortization of debt expense and other          167,710       162,068       175,592
     Provision for doubtful accounts                 725,094       866,786     1,396,636
     Amortization of investment tax credits, net    (350,221)     (369,632)     (429,688)
     Deferred income taxes, net                    7,896,835     7,088,341     3,205,066
                                                 -----------   -----------   -----------
                                                  61,563,818    60,420,934    55,609,584

     Change in assets and liabilities:
      Receivables, net                            (3,815,232)    4,913,801   (10,113,922)
      Inventories                                 (5,106,328)   (2,862,815)   (5,967,186)
      Deferred gas costs, net                     (5,321,734)    5,761,572    (1,812,450)
      Deferred revenues                           (2,120,976)     (978,912)    3,099,888
      Prepayments                                    694,450       143,426      (127,771)
      Accounts payable                             4,632,074    (7,783,968)    7,498,737
      Accrued taxes                                2,309,967    (3,123,216)    1,228,699
      Customer prepayments and deposits             (322,951)       42,366       964,679
      Accrued interest                              (204,518)     (101,456)    1,350,667
      Accrued pension cost                        (2,971,983)   (1,547,357)   (2,681,901)
      Other                                          944,533      (538,331)   (4,911,920)
                                                 -----------   -----------   -----------
Net cash provided by operating activities         50,281,120    54,346,044    44,137,104
                                                 -----------   -----------   -----------

Cash Flows from Investing Activities:
  Construction expenditures                      (43,566,624)  (65,328,731)  (60,310,383)
  Non-utility property and other                  (5,125,853)   (1,525,824)      875,413
                                                 -----------   -----------   -----------
Net cash used in investing activities            (48,692,477)  (66,854,555)  (59,434,970)
                                                 -----------   -----------   -----------

Cash Flows from Financing Activities:
  Issuance of common stock through dividend
   reinvestment, stock purchase and stock
   option plans                                    6,267,988     9,796,147     9,809,642
  Increase (decrease) in interim bank loans, net  33,500,000    32,500,000   (21,500,000)
  Sale of senior debentures, net                        -             -       49,404,056
  Retirement of long-term debt                   (16,800,000)   (9,300,000)   (6,800,000)
  Retirement of common stock and other              (802,741)     (269,299)      (33,670)
  Cash dividends                                 (19,783,145)  (18,582,497)  (17,301,431)
                                                 -----------   -----------   -----------
Net cash provided by financing activities          2,382,102    14,144,351    13,578,597
                                                 -----------   -----------   -----------

Net increase (decrease) in cash and
 temporary investments                             3,970,745     1,635,840    (1,719,269)
Cash and temporary investments at beginning
 of year                                           3,277,211     1,641,371     3,360,640
                                                 -----------   -----------   -----------
Cash and temporary investments at end of year    $ 7,247,956   $ 3,277,211   $ 1,641,371
                                                 ===========   ===========   ===========

Cash paid during the year for:
  Interest (net of amount capitalized)           $17,577,180   $17,900,642   $15,514,606
  Income taxes                                   $ 7,415,170   $12,102,000   $12,935,000


The accompanying notes to consolidated financial statements are an integral part of these statements.

        Public Service Company of North Carolina, Incorporated and Subsidiaries

                        Notes to Consolidated Financial Statements

               For the Fiscal Years Ended September 30, 1999, 1998 and 1997


1.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Segment Data

                The accompanying consolidated financial statements include the accounts of Public Service Company of North Carolina, Incorporated
         (PSNC) and its subsidiary companies, Clean Energy Enterprises, Inc., PSNC Blue Ridge Corporation, PSNC Production Corporation, Cardinal Pipeline Company, LLC, PSNC Propane Corporation (dissolved in fiscal
         1997) and PSNC Cardinal Pipeline Company (collectively, the "Company"). Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Equity investees of the Company include Cardinal Pipeline Company, LLC, Pine Needle LNG Company, LLC and Sonat Public Service Company L.L.C., which is a 50%-50% joint venture between PSNC Production Corporation and Sonat Marketing Company L.P. All material intercompany transactions and balances among PSNC and its subsidiary companies have been eliminated in the accompanying consolidated financial statements.

                PSNC and its subsidiaries operate in one dominant business segment, distribution of natural gas. PSNC, through various subsidiaries and Sonat Public Service Company L.L.C., also participates in nonregulated businesses such as natural gas brokering and supply services and the conversion and fueling of natural gas vehicles.

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

         Depreciation

                PSNC provides for depreciation on a straight-line basis by the application of specific rates to the various classes of depreciable property. These rates, which have been approved by the North Carolina Utilities Commission (NCUC), approximate 3.9%, 4.0% and 3.9% of the cost of depreciable property for fiscal years 1999, 1998 and 1997, respectively, on a composite basis.

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

                Since fiscal 1992, PSNC has received refunds from its pipeline transporters for which the investment and use have been restricted by an order of the NCUC. Pursuant to an order of the NCUC, these funds are segregated from PSNC's general funds and will be used for expansion of PSNC's facilities into unserved territories. These refunds, along with interest earned thereon, are periodically transferred to the Office of the State Treasurer. The balance not transferred is reported in restricted cash and temporary investments and restricted supplier refunds on the accompanying consolidated balance sheets.

         Long-term Restricted Cash and Deferred Revenue

                The balance in long-term restricted cash at September 30, 1998 reflects the restricted cash contribution from Sonat Marketing Company L.P. (Sonat Marketing). PSNC Production Corporation (PSNC Production) and Sonat Marketing created Sonat Public Service Company L.L.C. (Sonat Public Service) in December 1996. Sonat Marketing contributed $4,944,000 for its 50% ownership, of which $4,845,000 was restricted, to be released annually in equal amounts over a four-year period beginning in December 1998. PSNC Production received its first payment of $1,211,000 in December 1998. The balance of $3,634,000 in long-term restricted cash was reclassified as a current asset at September 30, 1999 due to the imminent dissolution of Sonat Public Service within the next twelve months. PSNC plans to begin settlement procedures to dissolve Sonat Public Service during the first quarter of fiscal 2000.

                Sonat Marketing's contribution was recorded as deferred revenue and is being recognized by PSNC Production over a five-year period. The remaining balance in deferred revenue was reclassified as a current liability at September 30, 1999 due to the imminent dissolution of Sonat Public Service as previously mentioned.

         Debt Expense

                PSNC amortizes issuance costs for its debentures over the life of the related debt. PSNC is amortizing the redemption premium and the unamortized issuance costs on its previously refunded Series K First Mortgage Bonds over 15 years, in accordance with the treatment authorized by the NCUC.

         Fair Value of Financial Instruments

                Financial instruments include cash and temporary investments and long-term debt. The amounts reported for cash and temporary investments are considered to be reasonable approximations of their fair values due to their short-term nature. The carrying amount of long-term debt, including current maturities, at September 30, 1999 and September 30, 1998, is $164,050,000 and $180,850,000, respectively, as compared to a fair market value of $162,325,000 and $195,044,000, respectively. The fair market value of these instruments is based on current market prices and yields for similar issues.

         Stock-Based Compensation

                PSNC has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. PSNC has adopted the disclosure- only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value method of accounting for stock options or similar equity instruments. SFAS No. 123 permits companies to continue to account for stock-based compensation awards under APB 25, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if PSNC had adopted the new method of accounting.

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


2.       REGULATORY MATTERS

                PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. Additionally, PSNC can recover its margin losses on negotiated gas sales to certain large commercial/industrial customers in any manner authorized by the NCUC. At September 30, 1999, the balance of net gas costs to be collected from customers pursuant to Rider D was $17,780,000 as compared to $12,860,000 at September 30, 1998. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs balance better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC has filed an application with the NCUC for authority to make this procedure permanent. The Carolina Utility Customers Association, Inc. (CUCA) has intervened in opposition of its continuance. The NCUC issued an order scheduling a hearing in February 2000 on PSNC's application, and authorized PSNC to continue to use this mechanism pending issuance of a final order sometime in 2000. While management cannot predict the outcome of PSNC's application, it does not expect the decision to have a material financial impact. PSNC will continue to establish a benchmark cost of gas for residential and commercial/small industrial customers pursuant to its existing procedures.

                In PSNC's 1991 general rate case order, the NCUC authorized a weather normalization adjustment (WNA) mechanism. This mechanism allows PSNC to adjust its winter-period gas sales rates to certain customers to avoid undercollections or overcollections of its non-gas costs due to weather fluctuations from normal.

                On October 30, 1998, the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of approximately $12,400,000 and allowed a 9.82% overall rate of return on PSNC's net utility investment. It also approved the continuation of the previously mentioned WNA and Rider D mechanisms and full margin transportation rates. CUCA, a party to PSNC's general rate case, formally appealed the general rate case order on December 18, 1998. The Supreme Court of North Carolina heard oral arguments on CUCA's appeal on October 13, 1999. While management is not able to predict the ultimate outcome of this appeal, management does not believe that such outcome will have a material adverse impact on PSNC's financial position, results of operations or cash flows.

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

                PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal Pipeline) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline. PSNC owned 64.4% of the pipeline, which extends from Wentworth to near Haw River, North Carolina, where it interconnects with PSNC and Piedmont. It was placed into service on December 31, 1994, and provides 130 million cubic feet per day (mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline Company, LLC. The pipeline was extended 67.5 miles from the existing termination point of Cardinal Pipeline at Haw River to a point southeast of Raleigh and will provide 140 mmcf/day of additional firm capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG). The extension is estimated to cost approximately $76,000,000. The facilities were placed in service and permanent financing was completed on November 1, 1999. Through their respective subsidiaries, PSNC owns 33.21%, Piedmont owns 16.46%, Transco owns 45.30% and NCNG owns 5.03% of Cardinal Pipeline Company, LLC. PSNC, through a subsidiary, contributed its net book investment in the existing pipeline plus additional equity capital of approximately $1,500,000 in the first quarter of fiscal 2000 for its ownership share.

                Pine Needle LNG Company, LLC (Pine Needle) was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle owns and operates a liquefied natural gas storage facility, built at a cost of approximately $107,000,000. The facility is located on a site near Transco's pipeline northwest of Greensboro, North Carolina, and has a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. The facility became operational on May 1, 1999. PSNC, through its subsidiary, PSNC Blue Ridge Corporation (Blue Ridge), owns 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. Blue Ridge made its required capital contribution of $9,095,000 on May 3, 1999.

                On March 24, 1999, PSNC filed an application with the NCUC requesting authorization to issue and sell up to $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior unsecured debt previously authorized by the NCUC that has not been issued and sold. On April 14, 1999, the NCUC issued an order permitting PSNC to issue and sell senior unsecured debt as described and requested in its application. A registration statement under Form S-3 was filed with the Securities and Exchange Commission on May 21, 1999 and amended under Form S-3/A on June 7, 1999. PSNC plans to use this debt primarily to repay outstanding short-term bank loans incurred to finance the construction of facilities.

                On April 29, 1997, the NCUC issued an order authorizing deferral accounting for contract labor costs for a project to ensure that PSNC's computer operating systems function properly in year 2000. The order required a three-year amortization of these costs beginning in the year incurred. PSNC has incurred approximately $4,600,000 of these costs to date. PSNC began amortizing these costs in September 1997. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.

                On May 17, 1999, PSNC and SCANA Corporation (SCANA) filed an application with the NCUC requesting authorization to engage in a business combination transaction (Note 11). Public hearings were held during July and August, and a hearing before the NCUC was completed on September 29, 1999. Briefs and proposed orders were filed by November 3, 1999. An order is expected from the NCUC before the end of calendar 1999.

3.       COMMON STOCK

                The changes in common stock and capital in excess of par value for the three years ended September 30, 1999 were as follows:

                                               Common Stock
                                           $1 Par, Authorized
                                            30,000,000 Shares
                                          ---------------------     Capital in
                                            Shares                   Excess of
                                          Outstanding    Amount      Par Value
                                          ----------- -----------  ------------
        September 30, 1996                19,204,385  $19,204,385  $114,007,859

          Issuance through dividend
           reinvestment plan (DRP)           406,388      406,388     6,870,434

          Issuance through employee
           stock purchase plan (ESPP)         81,349       81,349     1,236,505

          Issuance through nonqualified
           stock option plan (NSOP) - net     78,721       78,721     1,232,121

          Recognition of permanent tax
           differences related to stock
           options exercised                    -            -          127,200
                                          -----------  -----------  -----------

        September 30, 1997                19,770,843   19,770,843   123,474,119

          Issuance through DRP               330,808      330,808     6,468,023

          Issuance through ESPP               82,203       82,203     1,276,613

          Issuance through NSOP - net         90,478       90,478     1,359,703

          Recognition of permanent tax
           differences related to stock
           options exercised                    -            -          208,600
                                         -----------  -----------  ------------

        September 30, 1998                20,274,332   20,274,332   132,787,058

          Issuance through DRP               138,705      138,705     3,133,328

          Issuance through ESPP               62,355       62,355     1,233,624

          Issuance through NSOP - net        102,575      102,575     1,391,837

          Recognition of permanent tax
           differences related to stock
           options exercised                    -            -          626,000
                                         -----------  -----------  ------------

        September 30, 1999                20,577,967  $20,577,967  $139,171,847
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

         At September 30, 1999, PSNC had three stock-based compensation plans. PSNC applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan or its 1997 Nonqualified Stock Option Plan. For fiscal 1997, the compensation cost that had been charged against income for the 1992 Nonqualified Stock Option Plan was $187,000. Had compensation cost for PSNC's three stock-based plans been determined consistent with the fair value method for compensation expense encouraged under SFAS No. 123, PSNC's net income and earnings per share (EPS) would have been the pro forma amounts shown below. For purposes of pro forma disclosures, the estimated fair value of options is recorded in its entirety in the year granted.

                                    1999           1998            1997
                                -----------    -----------     -----------
Net income        As reported   $24,450,950    $24,837,002     $26,346,553
                  Pro forma     $23,723,285    $23,584,100     $25,971,801

Basic EPS         As reported         $1.19          $1.24           $1.35
                  Pro forma           $1.16          $1.17           $1.33

Diluted EPS       As reported         $1.18          $1.23           $1.34
                  Pro forma           $1.14          $1.17           $1.32



Nonqualified Stock Option Plans

         PSNC has two nonqualified stock option plans, a 1992 Nonqualified Stock Option Plan (1992 Plan) and a 1997 Nonqualified Stock Option Plan (1997 Plan). In accordance with the 1992 Plan, options to purchase an aggregate of up to 600,000 shares of PSNC's common stock can be granted to officers and key employees of PSNC. Under the 1992 Plan, options are granted at 90% of the fair market value of PSNC's common stock determined on the date of the grant. Under the 1997 Plan, options to purchase an aggregate of up to 1,560,000 shares of PSNC's common stock can be granted to officers and key employees of PSNC. Options are granted at the fair market value of PSNC's common stock determined on the date of the grant. As a result of the options being granted at the fair market value, no compensation expense is recorded. Options from the 1992 Plan and the 1997 Plan are exercisable beginning two years from the date of the grant and expire five years from the date of the grant. Exceptions to the two-year exercise date are allowed upon the retirement, disability or death of a participant. An exception is also allowed upon a change in control as defined in the plans. As a result of the shareholder approval on July 1, 1999 of the pending merger with SCANA (Note 11), which is considered a change in control as defined in the plans, all outstanding options are exercisable.

         Options granted, exercised and canceled under both plans for the three years ended September 30, 1999 were as follows:

                                Options     Weighted-Average
                              Outstanding    Exercise Price

    September 30, 1996          427,239          $13.81
     Granted                    118,967          $16.59
     Exercised                  (81,532)         $13.72
     Canceled                      (736)         $14.29
                                -------
    September 30, 1997          463,938          $14.54
     Granted                    624,000          $20.64
     Exercised                 (111,375)         $14.60
     Canceled                   (20,879)         $16.88
                                -------
    September 30, 1998          955,684          $18.46
     Granted                       -                -
     Exercised                 (149,212)         $14.66
     Canceled                  (101,680)         $20.54
                                -------
    September 30, 1999          704,792          $18.97
                                =======


         For purposes of pro forma disclosure, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for nonqualified stock option grants in fiscal 1998 and 1997, respectively:

                                    1998           1997
                               -------------    ---------
Risk free interest rate(s)     5.5% and 5.8%       6.00%
Volatility factor                 15.30%          22.70%
Dividend yield                     4.53%           5.10%
Expected life                    4.5 years      4.5 years


         The weighted average fair value of nonqualified stock options granted during fiscal 1998 and 1997 was $2.54 and $3.66, respectively. The number of shares and weighted average price of those shares exercisable at the end of each fiscal year were 704,792 shares at $18.97 for 1999, 231,403 shares at $13.49 for 1998 and 231,612 shares at $13.61 for 1997. As of September 30, 1999, the 704,792 outstanding options had a weighted average remaining contractual life of
2.9 years and exercise prices ranging from $12.86 to $21.25.


Employee Stock Purchase Plan

         Under the 1992 Employee Stock Purchase Plan, as amended and restated effective January 1, 1998, PSNC is authorized to issue up to 1,266,000 shares to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may choose each year to have from 2% to 10% of their after-tax base salary or wages withheld to purchase PSNC's common stock. The purchase price of stock is 90% of the lower of its beginning-of-year or end-of-year fair market value as defined in the plan. Due to the requirements of the proposed merger with SCANA (Note 11), on March 23, 1999, PSNC's Board of Directors terminated the plan effective June 30, 1999 and returned all plan contributions to participants with interest. In fiscal 1999, 1998 and 1997, PSNC issued to employees 62,355, 82,203 and 81,349 shares, respectively.

         For purposes of pro forma disclosure, the fair value of each employee stock purchase plan grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1999, 1998 and 1997, respectively:

                                    1999           1998           1997
                                 ----------     ----------     ----------
Risk free interest rate             4.58%          5.43%          5.55%
Volatility factor                  14.96%         15.30%         22.18%
Dividend yield                      3.85%          4.53%          5.10%
Expected life                      1 year         1 year         1 year

         The weighted  average fair value of each employee  stock  purchase plan
grant  during  fiscal  1999,   1998  and  1997  was  $6.52,   $6.10  and  $2.32,
respectively.

         At September 30, 1999, there were 792,715 common shares reserved for issuance under PSNC's Stock Purchase and Automatic Dividend Reinvestment Plan, 1,833,045 common shares reserved for granting under the 1997 Plan and 143,311 common shares reserved for issuance under the Employee Stock Purchase Plan. Due to the requirements of the proposed merger with SCANA, PSNC began purchasing shares on the open market in April 1999 to satisfy the requirements of the Stock Purchase and Automatic Dividend Reinvestment and the Nonqualified Stock Option Plans. PSNC does not anticipate issuing any shares from the plan reserves in the future.


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

                During fiscal 1999, PSNC recognized pension gains of $1,763,000 and a net curtailment loss on postretirement benefit obligations of $499,000 directly related to its severance activity under Plan 2001 discussed further in Note 10.

                The following disclosure is in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (amounts in thousands):


                                                   Pension Plan
                                                   ------------
                                             1999     1998     1997
                                            ------   ------   ------
         Change in benefit obligation
         Benefit obligation at beginning
          of year                          $46,609  $42,920  $44,458
           Service cost                      2,261    2,074    2,156
           Interest cost                     3,048    3,050    3,282
           Settlement payments              (7,200)    -      (9,441)
           Benefits paid                      (518)  (2,909)  (1,442)
           Curtailment (gain)/loss          (1,212)    -       2,360
           Actuarial loss                    1,098    1,474    1,547
                                           -------  -------  -------
         Benefit obligation at end of year $44,086  $46,609  $42,920
                                           =======  =======  =======


         Change in plan assets
         Fair value of plan assets at
          beginning of year                $43,712  $39,253  $38,503
           Actual return on plan assets      5,284    3,155    8,328
           Employer contributions            3,679    4,213    3,306
           Benefits paid                    (7,718)  (2,909) (10,884)
                                           -------  ------- --------
         Fair value of plan assets at
          end of year                      $44,957  $43,712  $39,253
                                           =======  =======  =======

         Reconciliation of funded status
           Funded status                   $   872  $(2,897) $(3,667)
           Unrecognized actuarial gain      (7,624)  (7,262)  (8,301)
           Unrecognized transition asset      (938)  (1,406)  (1,716)
           Unrecognized prior service cost   2,677    3,580    4,152
                                           -------  -------  -------
         Net amount recognized at year-end $(5,013) $(7,985) $(9,532)
                                           =======  =======  =======
         Amounts recognized in the statement
          of financial position
           Accrued benefit liability       $(5,013) $(7,985) $(9,532)
                                           -------  -------  -------
         Net amount recognized at year-end $(5,013) $(7,985) $(9,532)
                                           =======  =======  =======
         Components of net periodic
          benefit cost
           Service cost                    $ 2,261  $ 2,073  $ 2,156
           Interest cost                     3,048    3,050    3,282
           Expected return on plan assets   (3,100)  (2,715)  (3,052)
           Amortization of prior service
            cost                               572      572      572
           Amortization of transitional
            asset                             (311)    (310)    (310)
           Recognized actuarial gain          -          (4)    (285)
                                           -------  -------  -------
         Net periodic benefit cost         $ 2,470  $ 2,666  $ 2,363
                                           =======  =======  =======

         Weighted-average assumptions as of
          September 30
           Discount rate                      7.50%    6.75%    7.50%
           Expected long-term rate of return
            on plan assets                    8.00%    8.00%    8.00%
           Rate of compensation increase       Age-     Age-     Age-
                                            related  related  related

                The majority of plan assets is invested in equities, with the balance primarily in fixed income investments. The fair value of PSNC's own common stock held by the plan at the respective 1999 and 1998 measurement dates was approximately $1,323,000 and $2,453,000.

                PSNC offers medical, life and dental insurance coverage to its qualified salaried and hourly retirees. These benefits are not funded. Retirees are required to contribute to the cost of the coverage. PSNC's policy is to review the contributions required from retirees on an annual basis and to increase retiree contributions as necessary. Effective October 1, 1993, PSNC adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard provides for the accrual of the costs of retiree medical, life and dental insurance benefits over the working lifetime of the employees. The following disclosure is in accordance with SFAS No. 106 and SFAS No. 132 (amounts in thousands):


                                               Postretirement Plan
                                               -------------------
                                             1999     1998     1997
                                            ------   ------   ------

         Change in benefit obligation
         Benefit obligation at
          beginning of year                $ 8,982  $ 7,603  $ 7,332
           Service cost                        297      247      255
           Interest cost                       590      554      554
           Benefits paid                      (550)    (392)    (293)
           Curtailment gain                   (317)    -        -
           Actuarial (gain)/loss               269      970     (245)
                                           -------  -------  -------
         Benefit obligation at end of year $ 9,271  $ 8,982  $ 7,603
                                           =======  =======  =======

         Change in plan assets
         Fair value of plan assets at
          beginning of year                $  -     $  -     $  -
           Employer contributions              550      392      293
           Benefits paid                      (550)    (392)    (293)
                                           -------  -------  -------
         Fair value of plan assets at
          end of year                      $  -     $  -     $  -
                                           =======  =======  =======

         Reconciliation of funded status
           Funded status                   $(9,271) $(8,982) $(7,603)
           Unrecognized actuarial
            (gain)/loss                        269      481     (498)
          Unrecognized transition
            obligation                       2,791    3,325    3,547
           Unrecognized prior service cost     402      488      531
                                           -------  -------  -------
         Net amount recognized at year-end $(5,809) $(4,688) $(4,023)
                                           =======  =======  =======
         Amounts recognized in the statement
          of financial position consist of:
           Accrued benefit liability       $(5,809) $(4,688) $(4,023)
                                           -------  -------  -------
         Net amount recognized at year-end $(5,809) $(4,688) $(4,023)
                                           =======  =======  =======

     Components of net periodic
      benefit cost
       Service cost                    $   297  $   247  $   255
       Interest cost                       590      554      554
       Amortization of prior service cost   43       43       43
       Amortization of transitional
        obligation                         222      222      222
       Recognized actuarial (gain)/loss     19       (9)      (5)
                                       -------  -------  -------
     Net periodic benefit cost         $ 1,171  $ 1,057  $ 1,069
                                       =======  =======  =======


         Weighted average assumptions as of
          September 30
           Discount rate                  7.50%    6.75%    7.50%
           Rate of compensation increase   Age-     Age-     Age-
                                        related  related  related

                As of the 1999 measurement date, the assumed pre-65 health care cost trend rate used in determining the Accumulated Postretirement Benefit Obligation (APBO) was 7.75% in 1999, 7.25% in 2000, 6.75% in 2001, 6.50% in 2002, then decreasing annually to an ultimate trend rate of 4.25% in 2008. The assumed post-65 health care cost trend rate used in determining the APBO was 10.75% in 1999,10.25% in 2000, 9.75% in 2001, 9.25% in 2002, then decreasing annually to an ultimate trend rate of 4.25% in 2012. A one percentage point increase in the assumed health care cost trend rate would increase the APBO by approximately 3%. The service cost and interest cost components of the net periodic postretirement benefit cost would increase approximately 5%. A one percentage point decrease in the assumed health care cost trend rate would decrease the APBO by approximately 3%. The service cost and interest cost components of the net periodic postretirement benefit cost would decrease approximately 4%. The net periodic postretirement benefit cost was calculated using the weighted average discount rate of 6.75%. The APBO at the measurement date was determined using a weighted average discount rate of 7.50%.


5.       SHORT-TERM BORROWING ARRANGEMENTS

                PSNC has committed lines of credit with five  commercial  banks, which vary monthly depending upon seasonal requirements, and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1999, total lines of credit with these banks range from a minimum of $55,000,000 to a winter-period maximum of $75,000,000. PSNC also has total uncommitted annual lines of credit ranging from $70,000,000 to $100,000,000. There are no restrictions on the withdrawal of cash balances maintained with these banks. The banks are compensated for the committed lines of credit through the payment of commitment fees. At September 30, 1999 and 1998, there were $104,000,000 and $70,500,000 of short-term bank loans outstanding, respectively.

                PSNC borrows funds on a short-term basis primarily for its construction program and for the seasonal financing of stored gas. The loans are generally arranged for periods of up to 90 days at rates below the prime rate. Bankers' acceptance loans are arranged for periods of up to 180 days at rates below the prime rate. At September 30, 1999 and 1998, PSNC had no bankers' acceptance loans outstanding.

                Certain information related to short-term borrowings is as follows (dollars in thousands):

                                                  1999          1998
                                                --------       -------
         At year end -
           Amount outstanding                   $104,000       $70,500
           Weighted average rate                    6.40%         5.96%

         During the year -
           Maximum amount outstanding           $104,500       $73,500
           Average daily amount outstanding      $78,660       $49,914
           Weighted average rate                    5.56%         5.95%


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


6.       INCOME TAXES

                Income tax expense is shown on the consolidated statements of income within the captions listed below. Immediately following are the components of income tax expense (amounts in thousands):


                                   1999               1998              1997
                             ---------------    ---------------   ---------------
                             Federal   State    Federal   State   Federal   State
                             -------  ------    -------  ------   -------  ------

Income Statement Captions:
  Operating expenses
   and taxes                 $12,607  $2,881    $12,210  $2,917   $12,535  $3,176
  Other income (deductions)    1,621     401        917     211       866     226
                             -------  ------    -------  ------   -------  ------
                             $14,228  $3,282    $13,127  $3,128   $13,401  $3,402
                             =======  ======    =======  ======   =======  ======

Income Tax Expense:
  Currently payable          $ 8,565  $1,939    $ 7,681  $1,781   $11,246  $2,782
  Deferred                     6,013   1,343      5,816   1,347     2,585     620
  Investment tax credits, net   (350)   -          (370)   -         (430)   -
                             -------  ------    -------  ------   -------  ------
                             $14,228  $3,282    $13,127  $3,128   $13,401  $3,402
                             =======  ======    =======  ======   =======  ======



                A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows (dollars in thousands):

                                              1999          1998        1997
                                            -------       -------     -------

Statutory federal income tax rate                35%           35%         35%
Expected federal income tax expense
 at federal statutory rate                  $13,979       $13,987     $14,720
Less: State income tax benefit                1,010         1,022       1,112
      Amortization of ITC                       350           370         430
      Nondeductible merger costs               (735)         -           -
      Tax on subsidiary income                1,049           592         587
      Other                                    (302)         (207)         56
                                            -------       -------     -------
      Federal income tax expense            $12,607       $12,210     $12,535
                                            =======       =======     =======

         The components of the net deferred tax liabilities as of September 30, 1999 and 1998 are as follows (amounts in thousands):

                                                     1999          1998
                                                   -------       -------
Deferred tax assets:
  Regulatory liabilities - income tax amounts      $ 4,501       $ 4,510
  Pension expense                                    2,111         2,503
  Unamortized ITC                                    1,178         1,323
  Postretirement benefits                            1,992         1,545
  Deferred gain on Sonat joint venture                 376         1,243
  Directors' deferred compensation                   1,029          -
  Other                                              1,606         1,897
                                                   -------       -------
                                                   $12,793       $13,021
                                                   -------       -------
Deferred tax liabilities:
  Depreciation and property related items          $74,938       $67,280
  Excess deferred taxes due to a change
   in the statutory rate                            10,123         9,963
  Regulatory assets - income tax amounts               481           537
  Year 2000 costs                                    1,021         1,314
  Other                                                653           453
                                                   -------       -------
                                                   $87,216       $79,547
                                                   -------       -------
Net deferred tax liabilities                       $74,423       $66,526
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

                An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of September 30, 1999, PSNC has recorded a liability and associated regulatory asset of the minimum amount of the range, or $3,705,000.

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


8.       LONG-TERM DEBT

                  On December 20, 1995, PSNC filed with the Securities and Exchange Commission (SEC) a registration statement covering up to an aggregate amount of $125,000,000 of unsecured debt securities. On January 10, 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 under the registration statement. The net proceeds of $49,314,000 were used to pay down a significant portion of the then outstanding short-term bank debt.

                  On December 17, 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 under the December 20, 1995 registration statement. The net proceeds of $49,404,000 were used to pay down a significant portion of the then outstanding short-term bank debt.

                  On May 21, 1999, PSNC filed with the SEC a registration statement (amended on June 7, 1999) covering up to an aggregate of $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior unsecured debt registered on December 20, 1995 that has not been issued and sold. At September 30, 1999, $150,000,000 remained on the shelf registration.

                  On February 26, 1999, PSNC prepaid the remaining $10,000,000 of 8.65% Senior Debentures due 2002 at a prepayment price of 101.85%. PSNC financed the prepayment through the use of short-term debt.

                  Scheduled maturities of long-term debt during each of the next five fiscal years are as follows as of September 30, 1999: 2000, $6,800,000; 2001, $6,800,000; 2002, $5,550,000; 2003, $7,500,000; and
         2004, $7,500,000.

                  Under terms of the debt agreements, there are various provisions relating to the maintenance of certain financial ratios and conditions, the most significant of which could restrict payment of dividends. At September 30, 1999, PSNC is in compliance in all material respects with the requirements of its debt agreements.

9.       CONSTRUCTION PROGRAM

                  The  construction   program  for  fiscal  2000,  as  presently
         planned, provides for expenditures of approximately $41,000,000.


10.      RESTRUCTURING (Plan 2001)

                  During fiscal 1999, PSNC recorded net restructuring charges of $4,343,000 in connection with Plan 2001, a three-year operating plan for translating PSNC's vision, mission, strategies and corporate goals into specific actions. These charges consisted of severance benefits of $3,681,000, a one-time payment to 152 employees of $1,094,000 in connection with an automobile fleet restructuring, a net curtailment loss on postretirement benefit obligations of $499,000 offset by pension gains of $1,763,000 and $832,000 of other restructuring charges. The severance charges are the result of a plan approved by the Board of Directors which eliminated approximately 150 positions from PSNC's workforce through the involuntary termination of selected employees or job classifications. Severance benefit arrangements under the plan were communicated to employees during the first quarter of fiscal 1999. The net curtailment on postretirement benefits and the pension gains relate directly to the severance activity. The combined one-time impact on quarterly earnings from all of the above items was a decrease of $0.13 per share net of tax.


11.      PROPOSED MERGER WITH SCANA CORPORATION (SCANA)

                  On February 16, 1999, PSNC and SCANA Corporation (SCANA), a South Carolina corporation, entered into an Agreement and Plan of Merger (Agreement), which was amended and restated on May 10, 1999, providing for a strategic business combination of the two companies. SCANA is a holding company principally engaged, through subsidiaries, in electric and natural gas utility operations, telecommunications and other energy-related businesses. SCANA's subsidiaries serve approximately 522,000 electric customers in South Carolina and more than 678,000 natural gas customers in South Carolina and Georgia. SCANA also has significant investments in telecommunications companies that serve more than 438,000 customers throughout the Southeast.

                  Pursuant to the Agreement, PSNC will be merged with and into a wholly owned subsidiary of SCANA. Under the terms of the Agreement, the holders of PSNC's $1.00 par value common stock will receive consideration valued at $33.00 per share, subject to a 17.5% collar above and below the market price of SCANA common stock at the time of the Agreement. Each shareholder may elect to receive 100 percent of the consideration in SCANA common stock, 100 percent in cash, or a combination thereof, subject to the total cash allocated to PSNC shareholders being no higher than 50 percent of the total consideration received by PSNC shareholders. PSNC shareholders who elect to receive stock will receive between 1.02 and 1.45 shares of SCANA common stock depending upon the average market price of SCANA common stock over a 20 trading-day period preceding the election deadline date. Accordingly, the value of SCANA common stock delivered to PSNC shareholders will equal $33.00 if the average market price of SCANA common stock is between $22.75 and $32.40. If the average market price of SCANA common stock during such period is more or less than this range, the value of the SCANA shares delivered to holders of PSNC common  stock  would  be more  than or less  than  $33.00.  SCANA  will allocate $700 million in cash for payment to PSNC and SCANA shareholders under the election process. A maximum of approximately $350 million, under a right of first refusal, will be allocated to PSNC's shareholders who elect to receive cash. The transaction will be accounted for as a purchase.

                  The Agreement has been approved by the Boards of Directors of PSNC and SCANA. Consummation of the merger is subject to certain closing conditions, including the approvals by both companies' common shareholders and of certain governmental and regulatory bodies, including the NCUC and the SEC. In addition, the merger was conditioned upon the effectiveness of a joint proxy statement/registration statement filed on May 11, 1999 with respect to the SCANA common stock to be issued pursuant to the merger and to solicit shareholder votes for approval of the merger. The joint proxy statement/registration statement became effective May 12, 1999.

                  In  separate   meetings  held  on  Thursday,   July  1,  1999,
         shareholders of PSNC and SCANA approved a merger transaction under which PSNC will become a wholly owned subsidiary of SCANA.

                  Operating and maintenance expenses for the twelve months ended September 30, 1999 include merger-related charges of $3,895,000, or $0.15 per share net of tax (partially tax deductible).

                  Currently, ten key executives have severance agreements with PSNC. Under these severance agreements, approximately $5,000,000 in the aggregate may be payable to them in connection with the merger.

                  PSNC sponsors a deferred compensation plan for outside directors and a retirement plan for all directors. Upon a change in control, such as consummation of the merger with SCANA, approximately $2,850,000 will be payable in cash to directors pursuant to these plans. Of this amount, approximately $87,000 will be expensed for the deferred compensation plan, and approximately $351,000 will be expensed for the retirement plan.

                  As   discussed   more  fully  in  Note  3,  PSNC  has  a  1992
         Nonqualified Stock Option Plan and a 1997 Nonqualified Stock Option Plan. In accordance with the plans, outstanding options are exercisable upon a change in control. Approval by PSNC shareholders of the proposed merger with SCANA constitutes a change in control as defined in the plans. At September 30, 1999, approximately 705,000 options are outstanding and exercisable. The Agreement states, at the election of the optionee, participants in the plans can receive cash payments equal to the differential between each option exercise price and $33.00 per share for each option outstanding at the date of the transaction. All participants have elected the cash payment option. These payments of approximately $9,900,000 will be made from the approximately $350 million allocated by SCANA to PSNC's shareholders, as previously discussed.

12.      CONTINGENT LIABILITIES

                  PSNC is a party to certain legal actions. Although it is impossible to predict the outcomes with certainty, after consultation with legal counsel, management does not expect the dispositions of these matters to have a materially adverse effect on PSNC's financial position, cash flows or results of operations.

                  PSNC is also a party to certain legal actions involving potential environmental liability as more fully discussed in Note 7.



13.      EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC
         ACCOUNTANTS

                  On November 29, 1999, pursuant to the change in control provisions of the "Amended and Restated Limited Liability Company Agreement of Sonat Public Service Company L.L.C.," PSNC Production submitted a "Buy-Sell Notice" to El Paso Energy Corporation (El Paso), which purchased Sonat Inc. on October 25, 1999, and offered to purchase the membership interest of Sonat Marketing in Sonat Public Service. On December 17, 1999, El Paso responded and elected to sell its 50% interest in Sonat Public Service to PSNC Production. The proposed effective date of the purchase is December 31, 1999.

                  On December 7, 1999, the NCUC issued an order approving the merger of PSNC and SCANA. As specified in the NCUC order, PSNC will reduce its rates by approximately $2 million ($1 million effective six months after the transaction closing date and another $1 million effective eighteen months after the closing date) and has agreed to a five-year moratorium on general rate cases. The request for approval of the transaction by the SEC is still pending.

14.  EARNINGS PER SHARE

         The following tables summarize the effect on earnings per share of dilutive securities as required by SFAS No. 128. Shares needed to satisfy exercised stock options are currently being acquired through open market purchases. Therefore, the number of shares outstanding is not expected to increase as a result of stock options being exercised.



                                              Twelve Months Ended
                                               September 30, 1999

                                      Income           Shares         Per Share
                                   (Numerator)      (Denominator)       Amount

Basic EPS
Net income                         $24,450,950        20,515,369        $ 1.19

Effect of dilutive securities (Options)                  218,659
                                                      ----------
Diluted EPS
Net income                         $24,450,950        20,734,028        $ 1.18
                                                      ==========






                                              Twelve Months Ended
                                               September 30, 1998

                                       Income          Shares         Per Share
                                    (Numerator)     (Denominator)       Amount

Basic EPS
Net income                          $24,837,002      20,103,103          $1.24

Effect of dilutive securities (Options)                 117,477
                                                     ----------
Diluted EPS
Net income                          $24,837,002      20,220,580          $1.23
                                                     ==========






                                             Twelve Months Ended
                                              September 30, 1997

                                      Income          Shares          Per Share
                                   (Numerator)     (Denominator)        Amount

Basic EPS
Net income                         $26,346,553      19,549,656           $1.35

Effect of dilutive securities (Options)                100,269
                                                    ----------
Diluted EPS
Net income                         $23,346,553      19,649,925           $1.34
                                                    ==========

15.      SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                  The following table presents certain financial information for each quarter during the fiscal years ended September 30, 1999 and 1998 (amounts in thousands, except per share data):

                                                              1999
                                               --------------------------------------
                                               Fourth     Third      Second     First
                                               -------   -------    --------   -------

     Operating revenues                        $37,263   $54,063    $134,326   $73,201

     Net margin                                 22,549    30,521      66,261    37,439

     Operating income (loss)                      (352)    4,957      25,759     7,836

     Net income (loss)                          (3,075)    1,736      22,024     3,766

     Basic earnings (loss) per share (1)          (.15)      .08        1.07       .18

     Diluted earnings (loss) per share (1)        (.15)      .08        1.06       .18

                                                              1998
                                               ----------------------------------------
                                               Fourth     Third      Second     First
                                               -------   -------    --------   --------

     Operating revenues                        $32,151   $54,532    $140,205   $103,784

     Net margin                                 17,510    26,915      63,980     37,377

     Operating income (loss)                    (2,042)    4,123      26,226     10,790

     Net income (loss)                          (5,682)      802      22,524      7,193

     Basic earnings (loss) per share              (.28)      .04        1.12        .36

     Diluted earnings (loss) per share            (.28)      .04        1.11        .36

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of Public Service Company of North Carolina, Incorporated:

         We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of North Carolina, Incorporated (PSNC), a North Carolina corporation, and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of PSNC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of North Carolina, Incorporated and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.





s/Arthur Andersen LLP

Charlotte, North Carolina,
November 4, 1999
(except with respect to the matters
 discussed in Note 13, as to which
 the date is December 17, 1999)

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



s/Charles E. Zeigler, Jr.                               s/Jack G. Mason
-------------------------------                         ------------------------
Charles E. Zeigler, Jr.                                 Jack G. Mason
Chairman, President and                                 Vice President - Finance
Chief Executive Officer

         Supplementary Data

                  The information for this item is contained in Note 15 entitled "SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)" on page 54 this annual report.


         Item 9.  Changes in and Disagreements With Accountants
                       on Accounting and Financial Disclosure

         None.

                                     PART III


         Item 10.  Directors and Executive Officers of the Registrant

         Directors

                  Set forth below is a table showing the names and ages of the one nominee for election and of the eight continuing members of the Board, together with biographical information on each of them for the past five years. William A.V. Cecil, whose term is expiring, is retiring from the Board of Directors under its mandatory retirement policy and will not stand for reelection.

Name, Age and Year
First Became a Director                        Biographical Information
--------------------------------               -------------------------
Nominee for Election as Director Whose Term Expires in 2003

G. SMEDES YORK (58)            President and Treasurer, York Properties, Inc.,
 Director since 1984              Sam Bass Camera Shop, Inc., and York
                                  Construction Company; President, York Inns,
                                  Inc., Raleigh, North Carolina; and Director,
                                  Spectator Publications, Inc.

Nominees for Election as Directors Whose Terms Expire in 2002

BERT COLLINS (65)               President and Chief Executive Officer, North
 Director since 1993               Carolina Mutual Life Insurance Company, an
                                   insurance company located in Durham, North
                                   Carolina; and Director, Wachovia Bank.

JOHN W. COPELAND (64)           Retired President, Ruddick Corporation, the
 Director since 1996               holding company for American & Efird, Inc.
                                   and Harris-Teeter, Inc.; Director, Ruddick
                                   Corporation; President and Director,
                                   Copeland Business Service, Inc. and Copeland
                                   Foundation, Inc.

D. WAYNE PETERSON (63)           Retired President, National Integrated
 Director since 1996                Services, Sprint, Kansas City, Missouri, a
                                    major domestic and international telecom-
                                    munications company.
CHARLES E. ZEIGLER, JR. (53)     Chairman, President and Chief Executive
 Director since 1988                Officer of the Company; Director, J.A.
                                    Jones, Incorporated.

Continuing Directors Whose Terms Expire in 2001

WILLIAM C. BURKHARDT (62)        President and Chief Executive Officer of Austin
 Director since 1989                Quality Foods, Inc., Cary, North Carolina, a
                                    baker and distributor of Austin Quality
                                    Snacks.
VAN E. EURE (44)                 Owner, General Manager and President, The
 Director since 1993                Angus Barn, Ltd., which owns a restaurant
                                    located in Raleigh, North Carolina.
WILLIAM L. O'BRIEN, JR. (60)     Senior Vice President, O'Brien/Atkins
 Director since 1986                Associates, P.A., an architectural and
                                    engineering firm located in Research
                                    Triangle Park, North Carolina.
BEN R. RUDISILL, II (56)         President and Treasurer, Rudisill Enterprises,
 Director since 1996                Inc., Gastonia, North Carolina, a beverage
                                    distributor    and   food    broker;
                                    Co-owner  and  Vice  President,  Tar
                                    Heel  Leasing  Company,  an auto and
                                    equipment   leasing   company;   and
                                    Director,  Gaston Federal  Savings &
                                    Loan.

         Executive Officers

                  The information for this item is set forth on page 13 of this annual report.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 1999, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

         Item 11.  Executive Compensation

                  Compensation of Directors

         Directors who are not employees of the Company receive common stock units valued at $21,275 for each annual retainer fee, $800 for each board meeting attended and $700 for each committee meeting attended. Reimbursement of expenses for attending each meeting is paid in cash. Prior to the Deferred Compensation Plan for Outside Directors as Amended and Restated, which became effective July 1, 1998, certain directors elected to defer their cash compensation or receive common stock units under the Company's Deferred Compensation Plan for outside directors. Any associated common stock units for those outside directors have been included in the following table.

         Prior to July 1,1998, upon retirement from the Board after age 65 and after serving as a director for eight years or more, a director was entitled to lifetime retirement compensation equal to the amount of the annual retainer fee in effect on the date of retirement. Retired directors at July 1, 1998 remain under this annual cash annuity plan. For current directors, this previous annual cash annuity plan was converted to actuarially equivalent common stock units, respectively, for each director. Those common stock units were granted on July 1, 1998, the effective date of the Deferred Compensation Plan for Outside Directors as Amended and Restated, and are included in the following table.

                                Fiscal 1999                               Cumulative
                       ---------------------------------------------------------------------------
                     Stock    Value of    Value of Cash      Stock    Value of     Value of Cash
Name                 Units   Stock Units  Compensation (1)   Units   Stock Units   Compensation
----                 -----   -----------  ----------------   ------  -----------   -------------

Mr. Burkhardt .....  1,945    $ 59,822     $   --            22,631   $695,905       $  --
Mr. Cecil .........  1,475      45,368         --             9,566    294,169          --
Mr. Collins .......  1,447      44,494         --             7,299    224,443          --
Mr. Copeland ......  1,467      45,108        2,868           6,998    215,177        66,101
Ms. Eure ..........  1,246      38,305         --             5,974    183,700          --
Mr. O'Brien, Jr. ..  1,401      43,072         --             5,866    180,382          --
Mr. Peterson ......  1,517      46,641         --             9,949    305,923          --
Mr. Rudisill,II ...  1,413      43,441         --             7,131    219,288          --
Mr. York ..........  1,469      45,185         --             8,483    260,858          --
Mr. Zeigler, Jr....     82       2,523         --             2,455     75,483          --

(1) Reflects interest on prior cash balances.

         The Company's By-laws provide that no director shall be eligible for reelection who, on the date of his or her proposed election, shall have reached, or who, within the twelve-month period immediately after such date, would reach 70 years of age.

                          EXECUTIVE COMPENSATION

     The Summary Compensation Table below includes compensation paid by the Company for services rendered for the fiscal years ended September 30, 1999, 1998 and 1997 for the Chief Executive Officer and the four other most highly compensated executive officers (as of September 30, 1999) as determined by total salary and bonus payments.

                           Summary Compensation Table



                                                     Annual Compensation                   Long Term
                                         ----------------------------------------------   Compensation
                                                                         Other Annual        Awards         All Other
Name and Principal Position              Year   Salary (1)    Bonus    Compensation (2)   Options (#)   Compensation (3)
---------------------------              ----   ----------  -------    ----------------   -----------   ----------------

Charles E. Zeigler, Jr.                  1999   $339,540   $221,825       $158,556           -              $5,000
  Chairman, President and                1998    324,480       -            75,536         32,319            4,939
  Chief Executive Officer                1997    310,020     94,340         26,440          5,889            4,689

Franklin H. Yoho                         1999    175,020     81,673         95,628           -               5,000
  Vice President --                      1998    166,800       -            16,284         18,791            4,939
  Marketing and Gas Supply               1997    160,020     32,255         27,086          3,539            4,689

Robert D. Voigt                          1999    170,040     79,349         95,628           -               5,000
  Vice President --                      1998    162,300       -            37,480         17,683            4,838
  Organizational Development             1997    155,040     32,195         59,583          3,539            4,613

Jerry W. Richardson                      1999    170,040     79,349         77,975           -               5,000
  Vice President --                      1998    144,060       -            40,613         15,448            4,322
  Engineering and System Logistics       1997    138,660     22,190         58,292          2,949            4,160

Boyce C. Morrow, Jr.                     1999    165,000     76,997         79,686           -               1,650
  Vice President --                      1998    129,360       -            35,178         15,665            1,294
  External Affairs                       1997    124,260     20,595         10,350          2,949            1,243




(1) For the years indicated, includes amounts contributed on a pre-tax basis to the Special Savings and Retirement Plan (the Company's 401(k) plan) by each of the named executive officers.
(2)  For the years indicated, includes the difference between the price paid by the named executive officers for Common Stock of the Company purchased from the Company upon the exercise of stock options and the fair market value of such Common Stock. Also includes for the years indicated the amount paid to the named executive officers for dividend
     equivalents   accrued   during  the  fiscal  year  under  the  Dividend
     Equivalents Rights Plan.
(3) For the years indicated, consists of contributions by the Company to the Special Savings and Retirement Plan.


         The Company has severance agreements with ten key executives. Under these agreements, the following severance amounts would be paid to the following individuals: Charles E. Zeigler, Jr., $1,381,224; Franklin H. Yoho, $547,940; Robert D. Voigt, $533,053; Jerry W. Richardson, $524,715; and Boyce C. Morrow, Jr. $508,225.

                         Option Grants in Last Fiscal Year

     No stock options were granted in the fiscal year ending September 30, 1999 to the Chief Executive Officer and the four other most highly compensated executive officers.

                  Aggregated Option Exercises in Last Fiscal Year
                          and FY-End Option Values

     The following table shows the aggregated stock option exercises in the fiscal year ended September 30, 1999 and the stock option values for the Chief Executive Officer and the four other most highly compensated executive officers (as of September 30, 1999). All stock options outstanding became exercisable effective with the PSNC shareholders' approval on July 1, 1999 of the pending merger with SCANA.



                                                                        Number of Securities        Value of Unexercised
                                                                       Underlying Unexercised          In-the-Money
                                      Shares Acquired     Value        Options at FY-End (#)       Options at FY-End ($)
Name                                  on Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable   Unexercisable
----                                  ---------------  ------------  -----------  -------------  -----------   -------------
Charles E. Zeigler, Jr..........            7,298      $110,528       51,987           -         $162,067           -
Franklin H. Yoho................            4,407        66,744       30,606           -           96,008           -
Robert D. Voigt.................            4,407        66,744       29,498           -           93,257           -
Jerry W. Richardson.............            3,635        55,052       24,723           -           78,861           -
Boyce C. Morrow, Jr.............            3,672        55,612       25,513           -           80,027           -



                                                EMPLOYEE RETIREMENT PLANS

     The table below illustrates the approximate amounts of annual normal retirement benefits payable under the Company's retirement plans.

                                          Annual Benefits at Retirement with Years of Credited Service
                               -------------------------------------------------------------------------------------------
 Average
Compensation                      10             15                20               25               30              35
------------                   -------        --------          --------         --------         --------        --------

   $120,000                     $24,851       $ 37,277          $ 49,702         $ 62,128         $ 74,553        $ 86,979
    140,000                      29,351         44,027            58,702           73,378           88,053         102,729
    160,000                      33,851         50,777            67,702           84,628          101,553         118,479
    180,000                      38,351         57,527            76,702           95,878          115,053         134,229
    200,000                      42,851         64,277            85,702          107,128          128,553         149,979
    220,000                      47,351         71,027            94,702          118,378          142,053         165,729
    240,000                      51,851         77,777           103,702          129,628          155,553         181,479
    260,000                      56,351         84,527           112,702          140,878          169,053         197,229
    280,000                      60,851         91,277           121,702          152,128          182,553         212,979
    300,000                      65,351         98,027           130,702          163,378          196,053         228,729
    320,000                      69,851        104,777           139,702          174,628          209,553         244,479
    340,000                      74,351        111,527           148,702          185,878          223,053         260,229
    360,000                      78,851        118,277           157,702          197,128          236,553         275,979

     The Company has a noncontributory, defined benefit retirement plan (the "Retirement Plan") and a benefit restoration plan (the "Restoration Plan") (collectively, the "Retirement Plans"), which cover all full-time employees, including officers, upon their attaining age 21 and completing one year of service. The purpose of the Restoration Plan is to provide certain employees with retirement benefits which they otherwise would have received under the Retirement Plan formula but which may not be paid to them under the Retirement Plan due to limitations on benefits imposed by the Internal Revenue Code.

     A participant in the Retirement Plans becomes fully vested prior to normal retirement at age 65 upon the completion of five years of service. Benefits are also provided under the Retirement Plans in the event of early retirement at or after age 55 and the completion of at least ten years of service and in the event of retirement for disability after completion of five years of service. Benefits under the Retirement Plans are based upon application of a formula to the specified average compensation and years of credited service (up to a maximum of 35 years) at normal retirement age. Benefit amounts are computed on a straight life annuity basis. Compensation covered by the Retirement Plans consists of the amount shown as "Salary" in the Summary Compensation Table. The benefits are not subject to any deduction for social security payments.
Estimated credited years of service under the Retirement Plans for the individuals named in the Summary Compensation Table are as follows: Charles E. Zeigler, Jr., 12.8 years, Franklin H. Yoho, 10.6 years, Robert D. Voigt, 24.2 years, Jerry W. Richardson, 31.0 years, and Boyce C. Morrow, Jr., 9.4 years.

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

            COMMON STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is the number of shares of Common Stock of the Company beneficially owned by the directors, the Chief Executive Officer, the other executive officers named in the Summary Compensation Table, and the directors and executive officers as a group, on November 30, 1999. The directors also own equivalent value Common Stock units as set forth in the Compensation of Directors section in Item 11.

                                                                         Percent
                                                                            of
Name                                       Shares (1)(2)                  Class

William A. V. Cecil ..........................8,496                         *
G. Smedes York ...............................7,019                         *
William L. O'Brien, Jr. ......................5,771                         *
Bert Collins ................................ 5,175                         *
John W. Copeland ............................ 3,771                         *
Ben R. Rudisill, II ........................  2,565                         *
William C. Burkhardt .........................2,333                         *
D. Wayne Peterson ............................2,000                         *
Van E. Eure .................................. --                           *
Charles E. Zeigler, Jr. .....................74,575(3)                      *
Franklin H. Yoho ........................... 35,619(4)                      *
Robert D. Voigt .............................49,405(5)                      *
Jerry W. Richardson .........................39,057(6)                      *
Boyce C. Morrow, Jr. ........................27,531(7)                      *
Directors and executive officers
  as a group (17 persons) ..................319,197(8)                      1.5%

---------------
* Indicates beneficial ownership of less than 1% of the shares of Common Stock of the Company outstanding on November 30, 1999.
(1)   Includes shares, if any, held by each person's immediate family members.
(2) Includes each person's beneficial interest in full shares of the Company's Common Stock, if any, credited to his or her account in the Company's Stock Purchase and Automatic Dividend Reinvestment Plan.
(3) Of this number, 18,837 shares are owned directly by Mr. Zeigler, Jr., 1,278 shares are owned by Mr. Zeigler, Jr.'s spouse and 2,473 shares are owned by a trust over which Mr. Zeigler, Jr. as trustee has investment and voting power. Also includes options to purchase 51,987 shares of Common Stock exercisable within 60 days of November 30, 1999.
(4) Includes options to purchase 30,606 shares of Common Stock exercisable within 60 days of November 30, 1999.
(5) Includes options to purchase 29,498 shares of Common Stock exercisable within 60 days of November 30, 1999.
(6) Includes options to purchase 24,723 shares of Common Stock exercisable within 60 days of November 30, 1999.

(7) Includes options to purchase 25,513 shares of Common Stock exercisable within 60 days of November 30, 1999.
(8) Includes options to purchase 211,545 shares of Common Stock exercisable within 60 days of November 30, 1999.


      Item 13.  Certain Relationships and Related Transactions

      None.


                                       PART IV


      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                                                         Page

      (a)  1.  Financial statements -

               Consolidated Statements of Income for the
                  Fiscal Years Ended September 30, 1999,
                   1998 and 1997                                          31
               Consolidated Balance Sheets at
                  September 30, 1999 and 1998                             32
               Consolidated Statements of Capitalization
                  at September 30, 1999 and 1998                          33
               Consolidated Statements of Retained
                  Earnings for the Fiscal Years Ended
                  September 30, 1999, 1998 and 1997                       33
               Consolidated Statements of Cash Flows for
                  the Fiscal Years Ended September 30, 1999,
                  1998 and 1997                                           34
               Notes to Consolidated Financial Statements
                  for the Fiscal Years Ended September 30,
                  1999, 1998 and 1997                                   35-54
               Report of Independent Public Accountants                   55
               Management's Responsibility for Financial Statements       56

                                                                           Page


           2.     Financial statement schedules -

                  The following financial statement schedules are included herein:

                  Supplemental Schedules:
                  Report of Independent Public Accountants                67
                  Schedule II - Reserves for the Fiscal Years Ended
                   September 30, 1999, 1998 and 1997                    68-70


              All other financial statement schedules are omitted as not applicable, not required, or the required information is included in the consolidated financial statements and notes thereto.

           3.  Exhibits -

               See Exhibit Index on page 72 of this annual report.

       (b)     Reports on Form 8-K -

             There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



       As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into PSNC's previously filed Registration Statements on Form S-3 (File Nos. 33-65205, 33-10637 and 33-79107) and Form S-8 (File Nos. 33-49153, 33-48909 and 333-34845).



s/Arthur Andersen LLP

Charlotte, North Carolina,
December 23, 1999

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Public Service Company of North Carolina, Incorporated included in this Form 10-K, and have issued our report thereon dated November 4, 1999 (except with respect to the matters discussed in Note 13, as to which the date is December 17, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Registrant's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

s/Arthur Andersen LLP
Charlotte, North Carolina,
November 4, 1999


                PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description             Of Period      Expenses    Income    Deductions(1) Of Period
------------------------------    ----------    ----------  --------   ----------    ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $2,086,128    $637,865    $87,229    $1,073,407    $1,737,815
                                  ==========    ========    =======    ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible            $1,697,378
      Less - Recoveries on accounts previously written off               623,971
                                                                      ----------
                                                                      $1,073,407
                                                                      ==========



            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED AND SUBSIDIARIES

                                    SCHEDULE II - RESERVES

                         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

           Column A                Column B           Column C          Column D      Column E
------------------------------    ----------    --------------------   ----------    ----------
                                                     Additions
                                                    Charged To
                                  Balance At    --------------------                  Balance
                                  Beginning     Operating    Other                     At End
          Description              Of Period     Expenses    Income    Deductions(1)  Of Period
------------------------------    ----------    ---------   --------   ----------    ----------

DEDUCTED IN BALANCE SHEET FROM
 ASSET TO WHICH IT APPLIES:

  Allowance for doubtful
   accounts                       $2,521,983     $786,480    $80,306   $1,302,641    $2,086,128
                                  ==========     ========    =======   ==========    ==========

(1) Deductions represent uncollectible accounts written off, net of recoveries, as follows -

      Write-off of accounts considered to be uncollectible            $2,039,104
      Less - Recoveries on accounts previously written off               736,463
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

                                                PUBLIC SERVICE COMPANY
                                                OF NORTH CAROLINA, INCORPORATED
                                                (Registrant)

                                                s/Charles E. Zeigler, Jr.
                                                Charles E. Zeigler, Jr.
                                                Chairman, President and
December 23, 1999                                Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 1999.


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

s/Van E. Eure
Van E. Eure - Director

                              EXHIBIT INDEX

         The following documents are filed as a part of this annual report on Form 10-K for the fiscal year ended September 30, 1999. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

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

*10-A-33.2 - Amendment of Amended and Restated Natural Gas Sales Agreement
             between PSNC and Transco Energy Marketing Company dated November 1, 1990. (File No. 1-11429, 10-Q--March 31, 1999,
             Exhibit 10-A-33.2).

*10-A-34  -  Firm Transportation Service Agreement under Rate Schedule FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No. 1-11429, 10-Q--June 30, 1997,
             Exhibit 10-A-34).

*10-A-35  -  Firm Storage Service Agreement under Rate Schedule FSS, dated
             November 7, 1995, between PSNC and Columbia Gas Transmission Corporation. (File No. 1-11429, 10-Q--June 30, 1997,
             Exhibit 10-A-35).

*10-A-36  -  Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995, between PSNC and Columbia Gas
             Transmission Corporation.  (File No. 1-11429, 10-Q--June 30, 1997,
             Exhibit 10-A-36).

Exhibit
Number

*10-A-37   -  Interruptible Transportation Service Agreement under Rate Sche-
              dule ITS, dated March 31, 1997, between PSNC and Columbia Trans-mission Corporation. (File No. 1-11429, 10-Q--June 30, 1997,
              Exhibit 10-A-37).

*10-A-38   -  Gas Sales Agreement (Southern Expansion) dated November 1, 1990 between PSNC and Transco Energy Marketing Company.
              (File No.1-11429, 10-Q--June 30, 1997, Exhibit 10-A-38).

*10-A-39   -  Firm Transportation Service Agreement under Rate Schedule FT
              Service, dated June 26, 1998, between PSNC and Cardinal
              Extension Company, LLC.  (File No. 1-11429, 10-Q--March 31,
              1999, Exhibit 10-A-39).

*10-A-40   -  Firm Transportation Service Agreement under Rate Schedule FT
              Service, dated June 26, 1998, between PSNC and Cardinal
              Extension Company, LLC.  (File No. 1-11429, 10-Q--March 31,
              1999, Exhibit 10-A-40).

*10-A-41   -  Amendment to Firm Service Agreements (Exhibits 10-A-9, 10-A-10
              and 10-A-11) under Rate Schedule FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation, dated August 1, 1991. (File No. 1-11429, 10-Q--March 31, 1999,
              Exhibit 10-A-41).

*10-A-42   -  Storage Service Transportation Agreement under Rate Schedule
              SST, dated November 7, 1995, between PSNC and Columbia Gas
              Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
              1999, Exhibit 10-A-42).

*10-A-43   -  Firm Storage Service Agreement under Rate Schedule FSS, dated
              November 7, 1995, between PSNC and Columbia Gas Transmission
              Corporation.  (File No. 1-11429, 10-Q--June 30, 1999,
              Exhibit 10-A-43).

*10-A-44   -  Firm Storage Service Agreement under Rate Schedule FSS dated
              November 7, 1995, between PSNC and Columbia Gas Transmission
              Corporation.  (File No. 1-11429, 10-Q--June 30, 1999,
              Exhibit 10-A-44).

*10-A-45   -  Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995, between PSNC and Columbia Gas
              Transmission Corporation.  (File No. 1-11429, 10-Q--June 30,
              1999, Exhibit 10-A-45).

*10-B-4    -  Liquefied Natural Gas Storage Service Agreement under Rate Sche-
              dule LG-A, dated August 5, 1974, between PSNC and Trans-continental Gas Pipe Line Corporation. (Registration No. 2-53708,
              Exhibit 5.6).

Exhibit
Number

*10-B-4.1  -   Amendment dated May 16, 1996 to the Liquefied Natural Gas
               Storage Service Agreement under Rate Schedule LG-A, between PSNC and Transcontinental Gas Pipe Line Corporation. (File No.
               1-11429, 10-K--1997, Exhibit 10-B-4.1).

*10-B-5    -   Eminence Storage Service Agreement under Rate Schedule ESS, dated
               November 1, 1993, and Amendment, dated December 1, 1993, between PSNC and Transcontinental Gas Pipe Line Corporation.
               (File No. 0-1218, 10-K--1993, Exhibit 10-B-5).

*10-B-6    -   Washington Storage Service Agreement under Rate Schedule WSS, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe
               Line Corporation.  (File No. 0-1218, 10-Q--March 31, 1994,
               Exhibit 10-B-6).

*10-B-7    -   Amendment dated December 1, 1994 to the Eminence Storage Service
               Agreement under Rate Schedule ESS, between PSNC and
               Transcontinental Gas Pipe Line Corporation.  (File No. 1-11429,
               10-Q--December 31, 1996, Exhibit 10-B-7).

*10-B-8    -   General Storage Service Agreement under Rate Schedule GSS, dated
               July 1, 1996, between PSNC and Transcontinental Gas Pipe Line
               Corporation.  (File No. 1-11429, 10-Q--December 31, 1996,
               Exhibit 10-B-8).

*10-C-2    -   1992 Nonqualified Stock Option Plan.  (Registration No. 33-48909,
               Exhibit 4).

*10-C-3    -   1997 Nonqualified Stock Option Plan.  (Registration No.
               333-34845).

*10-D-3    -   Construction, Operating and Management Agreement by and between
               Public Service Company of North Carolina, Inc. and Cardinal
               Pipeline Company, LLC, dated March 23, 1994.  (File No. 0-1218,
               10-Q--March 31, 1994, Exhibit 10-D-3).

*10-D-4    -   Construction, Operation and Maintenance Agreement by and between
               Pine Needle Operating Company and Pine Needle LNG Company, LLC dated August 8, 1995. (File No. 1-11429, 10-Q--December 31, 1996,
               Exhibit 10-D-4).

*10-D-5    -   Operating Agreement of Pine Needle LNG Company, LLC dated August
               8, 1995.  (File No. 1-11429, 10-Q--December 31, 1996,
               Exhibit 10-D-5).

*10-D-5.1  -   Amendment to Operating Agreement of Pine Needle LNG Company, LLC
               dated October 1, 1995.  (File No. 1-11429, 10-Q--December 31,
               1996, Exhibit 10-D-5.1).

Exhibit
Number

*10-D-6    -   Service Agreement under Rate Schedule LNG-1 between Pine Needle
               LNG Company, LLC and Public Service Company of North Carolina,
               Inc. dated January 29, 1997.  (File No. 1-11429, 10-K--1997,
               Exhibit 10-D-6).

*10-D-7    -   Amended Operating Agreement of Cardinal Extension Company,
               LLC, dated December 19, 1996.  (File No. 1-11429,
               10-Q--December 31, 1997, Exhibit 10-D-7).

*10-D-8    -   Amended Construction, Operation and Maintenance Agreement by
               and between Cardinal Operating Company and Cardinal Extension
               Company, LLC, dated December 19, 1996.  (File No. 1-11429,
               10-Q--December 31, 1997, Exhibit 10-D-8).

*10-E      -   Underwriting Agreement, dated January 10, 1996, between PSNC and Morgan Stanley & Co. Incorporated.  (File No. 1-11429,
               10-Q--December 31, 1995, Exhibit 10-E).

*10-F      -   Form of Severance Agreement between the Company and its
               Executive Officers.  (File No. 1-11429, 10-Q--June 1997,
               Exhibit 10-F).

*19        -   Letter regarding change in method of accounting for the commodity cost of gas purchased and delivered to customers but not billed and recorded as revenue during the current period.
               (File No. 0-1218, 10-Q--March 31, 1981, Exhibit 19).

  21       -   Subsidiaries of Registrant.

  23       -   Consent of Independent Public Accountants. (Set forth on page 66 of this annual report).

  27       -   Financial Data Schedule.

                                                                     EXHIBIT 21

          PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                         SUBSIDIARIES OF REGISTRANT (1)



                  Clean Energy Enterprises, Inc.
                  PSNC Blue Ridge Corporation
                  PSNC Cardinal Pipeline Company
                  PSNC Production Corporation
                  Pine Needle LNG Company, LLC (2)
                  Sonat Public Service Company L.L.C. (3)
                  Cardinal Pipeline Company, LLC (4)


                  (1) The above  subsidiaries are incorporated or organized
                      in the State of North Carolina, with the exception of Sonat Public Service Company L.L.C., which is a Delaware LLC.

                  (2) 17% ownership by PSNC Blue Ridge Corporation.

                  (3) 50% ownership by PSNC Production Corporation.

                  (4) 33.21% ownership by PSNC Cardinal Pipeline Company.