Form 10-Q
period 1999-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2000-02-11
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1999

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

Number of shares of Common Stock, $1 par value, outstanding
at January 31, 2000...................................................20,577,967

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





              CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (In thousands, except per share amounts)



                                              Three Months Ended      Twelve Months Ended
                                                  December 31             December 31
                                              ------------------      -------------------

                                                1999      1998          1999       1998
                                              --------  --------      --------   --------
Operating revenues                            $ 81,072  $ 73,201      $306,725   $300,089
Cost of gas                                     41,385    33,401       141,426    144,642
                                              --------  --------      --------   --------
Gross margin                                    39,687    39,800       165,299    155,447
                                              --------  --------      --------   --------

Operating expenses and taxes:
  Operating and maintenance                     17,950    19,217        69,329     64,368
  Provision for depreciation                     6,988     6,693        26,195     25,664
  General taxes                                  1,617     3,896        12,947     16,221
  Income taxes                                   3,838     2,158        17,169     13,053
                                              --------  --------      --------   --------
                                                30,393    31,964       125,640    119,306
                                              --------  --------      --------   --------
Operating income                                 9,294     7,836        39,659     36,141

Other income, net                                  954       744         4,484      3,198

Interest deductions                              5,131     4,814        18,341     17,928
                                              --------  --------      --------   --------
Net income                                    $  5,117  $  3,766      $ 25,802   $ 21,411
                                              ========  ========      ========   ========

Average common shares outstanding               20,578    20,359        20,570     20,220

Basic earnings per share                          $.25      $.18         $1.25      $1.06

Diluted common shares outstanding               20,836    20,553        20,798     20,349

Diluted earnings per share                        $.25      $.18         $1.24      $1.05

Cash dividends declared per share               $.2475      $.24        $.9825       $.95


See notes to consolidated financial statements.


                   CONSOLIDATED BALANCE SHEETS (Unaudited)
                               (In thousands)

                                   ASSETS



                                               Dec 31       Sep 30      Dec 31
                                                1999         1999        1998

Gas utility plant                             $768,285     $775,332    $754,798
  Less - Accumulated depreciation              245,353      241,087     231,783
                                              --------     --------    --------
                                               522,932      534,245     523,015
                                              --------     --------    --------

Non-utility property, net                          849          552         583
                                              --------     --------    --------

Current assets:
  Cash and temporary investments                 8,860        7,248       4,347
  Restricted cash and temporary investments      2,512        3,656      14,174
  Receivables, less allowance for
   doubtful accounts                            72,771       23,926      45,573
  Materials and supplies                         6,940        6,412       6,774
  Stored gas inventory                          29,464       30,092      24,367
  Deferred gas costs, net                       27,126       18,898      19,389
  Prepayments and other                          1,451        1,566       2,461
                                              --------     --------    --------
                                               149,124       91,798     117,085
                                              --------     --------    --------

Deferred charges and other assets               38,780       21,976      15,725
                                              --------     --------    --------
  Total                                       $711,685     $648,571    $656,408
                                              ========     ========    ========


                          CAPITALIZATION AND LIABILITIES

Capitalization:
  Common equity -
   Common stock, $1 par                       $ 20,578     $ 20,578    $ 20,378
   Capital in excess of par value              139,135      139,172     134,742
   Retained earnings                            72,538       73,414      68,654
                                              --------     --------    --------
                                               232,251      233,164     223,774
  Long-term debt                               150,450      157,250     164,750
                                              --------     --------    --------
                                               382,701      390,414     388,524
                                              --------     --------    --------

Current liabilities:
  Maturities of long-term debt                   6,800        6,800       9,300
  Accounts payable                              63,857       24,647      31,972
  Accrued taxes                                  4,835        3,490         224
  Customer prepayments and deposits              7,309        6,698       9,048
  Cash dividends and interest                    8,674        9,235       7,744
  Restricted supplier refunds                       89           22      14,174
  Other                                          1,884        4,910       7,859
                                              --------     --------    --------
                                                93,448       55,802      80,321
  Interim bank loans                           137,500      104,000      94,500
                                              --------     --------    --------
                                               230,948      159,802     174,821
                                              --------     --------    --------

Deferred credits and other liabilities:
  Income taxes, net                             74,856       74,423      67,865
  Investment tax credits                         3,008        3,061       3,311
  Accrued pension cost                           3,548        5,013       6,128
  Deferred revenues                               -            -          1,876
  Other                                         16,624       15,858      13,883
                                              --------     --------    --------
                                                98,036       98,355      93,063
                                              --------     --------    --------
  Total                                       $711,685     $648,571    $656,408
                                              ========     ========    ========


See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (Unaudited)
                               (In thousands)

                                             Twelve Months Ended
                                                 December 31
                                               1999      1998

Balance beginning of period                   $68,654   $66,475
Add - Net income                               25,802    21,411
Deduct - Common stock dividends
          and other                            21,918    19,232
                                              -------   -------

Balance end of period                         $72,538   $68,654
                                              =======   =======




                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     (In thousands)

                                             Three Months Ended    Twelve Months Ended
                                                December 31            December 31
                                             ------------------    -------------------
                                               1999      1998        1999       1998
                                              -------   -------     -------    -------

Cash Flows From Operating Activities:
  Net income                                  $ 5,117   $ 3,766     $25,802    $21,411
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
    Depreciation, depletion and other           8,161     7,513      29,864     29,038
    Deferred income taxes, net                    433     1,339       6,991      7,397
                                              -------   -------     -------    -------
                                               13,711    12,618      62,657     57,846
  Change in operating assets and liabilities:
    Receivables, net                          (49,331)  (24,914)    (28,232)     9,438
    Inventories                                   100       257      (5,263)    (4,054)
    Accounts payable                           39,210    11,957      31,886    (14,180)
    Accrued pension cost                       (1,465)   (1,856)     (2,580)    (3,362)
    Other                                      (7,786)   (1,492)    (10,316)     7,556
                                              -------   -------     -------    -------
                                               (5,561)   (3,430)     48,152     53,244
                                              -------   -------     -------    -------

Cash Flows From Investing Activities:
  Construction expenditures                   (12,035)  (11,077)    (44,525)   (62,954)
  Non-utility and other                        (1,446)    1,127      (7,700)       594
                                              -------   -------     -------    -------
                                              (13,481)   (9,950)    (52,225)   (62,360)
                                              -------   -------     -------    -------

Cash Flows From Financing Activities:
  Issuance of common stock through
   dividend reinvestment, stock purchase
   and stock option plans                        -        2,114       4,154      9,044
  Increase in interim bank
   loans, net                                  33,500    24,000      43,000     25,000
  Retirement of long-term debt
   and common stock                            (7,702)   (6,800)    (18,505)    (9,290)
  Cash dividends                               (5,144)   (4,864)    (20,063)   (18,933)
                                              -------   -------     -------    -------
                                               20,654    14,450       8,586      5,821
                                              -------   -------     -------    -------

Net increase in cash and
 temporary investments                          1,612     1,070       4,513     (3,295)
Cash and temporary investments
 at beginning of period                         7,248     3,277       4,347      7,642
                                              -------   -------     -------    -------

Cash and temporary investments
 at end of period                             $ 8,860   $ 4,347     $ 8,860    $ 4,347
                                              =======   =======     =======    =======

Cash paid during the period for:
  Interest (net of amount capitalized)        $ 5,442   $ 6,133     $16,886    $17,706
  Income taxes                                    375       280       7,510     11,452


See notes to consolidated financial statements.

                                        4

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in PSNC's 1999 Annual Report on Form 10-K. Effective December 31, 1999, PSNC purchased the 50% interest of Sonat Public Service Company L.L.C. (Sonat Public Service) from El Paso Energy Corporation (El Paso). Through a subsidiary, PSNC now owns 100% of that entity and Sonat Public Service is therefore consolidated as of December 31, 1999. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts previously reported have been reclassified to conform with the current period's presentation.

         PSNC's business is seasonal in nature; therefore, the financial results for any interim period are not necessarily indicative of those which may be expected for the annual period.

2. For the twelve months ended December 31, 1999 and 1998, PSNC recorded net restructuring charges of $219,000, and $4,100,000, respectively, in connection with Plan 2001, a three-year operating plan for translating PSNC's vision, mission, strategies and corporate goals into specific actions. (See the 1999 Annual Report for further discussion on Plan 2001.)

3. On February 16, 1999, PSNC and SCANA Corporation (SCANA), a South Carolina corporation, entered into an Agreement and Plan of Merger (Agreement), which was amended and restated on May 10, 1999, providing for a strategic business combination of the two companies. Under the terms of the Agreement, holders of PSNC's $1.00 par value common stock would receive consideration valued at $33.00, subject to a 17.5% collar above and below the market price of SCANA common stock at the time of the Agreement. Each shareholder could elect to receive 100% of the consideration in SCANA common stock, 100% in cash, or a combination thereof, subject to the total cash allocated to PSNC shareholders being no higher than 50 percent of the total consideration received by PSNC shareholders. SCANA is a holding company principally engaged, through subsidiaries, in electric and natural gas utility operations, telecommunications and other energy-related businesses. SCANA's subsidiaries serve approximately 524,000 electric customers in South Carolina and more than 691,000 natural gas customers in South Carolina and Georgia. SCANA also has significant investments in telecommunications companies that serve more than 438,000 customers throughout the Southeast.

         Pursuant to the Agreement, PSNC merged with and into a wholly owned subsidiary of SCANA on February 10, 2000. PSNC shareholders who elected to receive stock received 1.21 shares of SCANA common stock based upon the average market price of SCANA common stock over a 20 trading-day period preceding the election deadline date, or $27.3281 per share. SCANA allocated $700,000,000 in cash for payment to PSNC and SCANA shareholders under the election process. A maximum of approximately $350,000,000, under the right of first refusal, will be allocated to PSNC's shareholders who elect to receive cash. The transaction was accounted for as a purchase.

         The Agreement was approved by the Boards of Directors of PSNC and SCANA. On July 1, 1999, shareholders of both companies approved the merger transaction. On December 7, 1999, the North Carolina Utilities Commission (NCUC) issued an order approving the merger of PSNC and SCANA. The Carolina Utility Customers Association, Inc. (CUCA) filed an appeal of this order, which is pending in the North Carolina Court of Appeals. While management cannot predict the ultimate outcome of this appeal, management does not expect that such outcome will have a material adverse impact on PSNC's financial position, results of operations or cash flows. As specified in the NCUC order, PSNC will reduce its rates by approximately $2,000,000 ($1,000,000 effective six months after the transaction closing date and another $1,000,000 effective 18 months after the closing date) and has agreed to a five-year moratorium on general rate cases. On February 9, 2000, the Securities and Exchange Commission approved the merger.

         During the three-months ended December 31, 1999, PSNC recorded merger charges of $2,023,000 or $08. per share net of tax (partially tax deductible). These charges consisted primarily of approximately $1,900,000 for financial advisory and legal services. Operating and maintenance expenses for the twelve months ended December 31, 1999 include merger-related charges of $5,918,000 or $0.24 per share net of tax (partially tax deductible).

         Ten key executives have severance agreements with PSNC. Under these severance agreements, approximately $5,000,000 in the aggregate may be payable to them in connection with the merger. As of February 10, 2000, $2,339,000 will be payable to six key executives whose positions will be eliminated in connection with the merger.

         PSNC sponsored a deferred compensation plan for outside directors and a retirement plan for all directors. A total of $3,097,000 was paid in cash to directors pursuant to these plans. Of this amount, $27,000 will be expensed for the deferred compensation plan, and $281,000 will be expensed for the retirement plan during the quarter ended March 31, 2000.

         PSNC sponsored a 1992 Nonqualified Stock Option Plan and a 1997 Nonqualified Stock Option Plan. In accordance with the plans, outstanding options were exercisable upon a change in control. Approval by PSNC shareholders of the proposed merger with SCANA constituted a change in control as defined in the plans. Pursuant to the plans, at the election of the optionee, participants in the plans can receive cash payments equal to the differential between each option exercise price and $33.00 per share for each option outstanding at the date of the transaction. All participants elected the cash payment option. All outstanding options were canceled effective February 10,

2000.   Payments  totaling  $8,125,000  will  be  made  from  the  approximately
$350,000,000 allocated by SCANA to PSNC's shareholders, as previously discussed.

4. On November 29, 1999, pursuant to the change in control provisions of the "Amended and Restated Limited Liability Company Agreement of Sonat Public Service Company L.L.C.," PSNC Production Corporation (PSNC Production) submitted a "Buy- Sell Notice" to El Paso, which purchased Sonat Inc. on October 25, 1999, and offered to purchase the membership interest of Sonat Marketing Company L.P. in Sonat Public Service. On December 17, 1999, El Paso responded and elected to sell its 50% interest in Sonat Public Service to PSNC Production effective December 31, 1999. PSNC Production paid $5,300,000 to acquire this interest. Included in this amount are settlement-related expenses of $1,200,000.

     The following tables summarize the effect on earnings per share of dilutive securities as required by SFAS No. 128. All outstanding stock options were canceled effective February 10, 2000. (See Note 3.)



                                     Three Months Ended                                       Three Months Ended
                                      December 31, 1999                                        December 31, 1998
                        -------------------------------------------             ------------------------------------------------

                          Income           Shares         Per Share                 Income           Shares           Per Share
                        (Numerator)     (Denominator)       Amount               (Numerator)      (Denominator)         Amount
                        -----------     -------------     ---------              -----------      -------------       ---------
Basic EPS
Net income               $5,117,000      20,578,000          $.25                 $3,766,000        20,359,000            $.18

Effect of dilutive                                                                                     194,000
 securities (Options)                       258,000                                                -----------
                                         ----------
Diluted EPS
Net income               $5,117,000      20,836,000          $.25                 $3,766,000        20,553,000            $.18
                                        ===========                                                 ==========



                                      Twelve Months Ended                                         Twelve Months Ended
                                       December 31, 1999                                           December 31, 1998
                         --------------------------------------------               --------------------------------------------

                            Income          Shares          Per Share               Income            Shares           Per Share
                         (Numerator)     (Denominator)        Amount              (Numerator)      (Denominator)         Amount
                         -----------     -------------      ---------             -----------      -------------       ---------
Basic EPS
Net income               $25,802,000     20,570,000           $1.25               $21,411,000       20,220,000           $1.06

Effect of dilutive                          228,000                                                    129,000
 securities (Options)                    ----------                                                 ----------


Diluted EPS
Net income                $25,802,000     20,798,000          $1.24               $21,411,000       20,349,000           $1.05
                                          ==========                                                ==========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Results of Operations

(Amounts in thousands except
 degree day and customer data)         Three Months Ended December 31

                                                          Increase
                                    1999       1998      (Decrease)     %
                                  --------   --------     ---------   -----
Gross margin                      $ 39,687   $ 39,800    $   (113)       -
Less - Franchise taxes                -   *     2,361      (2,361)    (100)
                                  --------   --------     --------
  Net margin                      $ 39,687   $ 37,439    $  2,248        6
                                  ========   ========     ========

Total volume throughput (DT):
  Residential                        4,720      4,274          446       10
  Commercial/small industrial        2,940      2,732          208        8
  Large commercial/industrial        9,129      8,343          786        9
                                  --------   --------     --------
                                    16,789     15,349        1,440        9
                                  ========   ========     ========


System average degree days:
  Actual                             1,181      1,078          103       10
  Normal                             1,292      1,292            -        -
  Percent warmer than normal             9%        17%

Weather normalization adjustment
 income, net of franchise taxes   $  2,804*  $  4,037     $ (1,233)     (31)



Customers at end of period:(1)
  Residential                      310,053    293,779       16,274        6
  Commercial/small industrial       42,587     41,797          790        2
  Large commercial/industrial        2,123      2,429         (306)     (13)
                                  --------   --------     --------
                                   354,763    338,005       16,758        5
                                  ========   ========     ========


* Franchise taxes were eliminated August 1999.

         (1) During fiscal 1999, approximately 300 customers were reclassified from large commercial/industrial to commercial/small industrial.

Net margin for the three months ended December 31, 1999 increased $2,248,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                     Commercial/     Large
                                       Small       Commercial/
                        Residential  Industrial    Industrial     Other  Total
                        -----------  ----------   ------------ -------- -------
 Price variance **       $  404      $  315       $   283      $ -      $ 1,002
 Volume variances, net      873         200           273        -        1,346
 Other                     -           -             -           (100)     (100)
                         ------      ------       -------      ------   -------
  Total                  $1,277      $  515       $   556      $ (100)  $ 2,248
                         ======      ======       =======      ======   =======

** Includes changes in sales mix.

          The increase in net margin is attributable to the general rate increase effective November 1, 1998, an increase in the number of customers served and weather that was 10% colder than the same period last year.


(Amounts in thousands except
 degree day data)                      Twelve Months Ended December 31
                                   -----------------------------------------

                                                            Increase
                                     1999        1998      (Decrease)     %
                                   --------    --------    ----------   ----
Gross margin                       $165,299    $155,447    $  9,852       6
Less - Franchise taxes                6,281*      9,604      (3,323)    (35)
                                   --------    --------    --------
  Net margin                       $159,018    $145,843    $ 13,175       9
                                   ========    ========    ========


Total volume throughput (DT):
  Residential                        19,976      18,945       1,031       5
  Commercial/small industrial        12,325      11,742         583       5
  Large commercial/industrial        34,384      33,064       1,320       4
                                   --------    --------    --------
                                     66,685      63,751       2,934       5
                                   ========    ========    ========


System average degree days:
  Actual                              3,152       2,967         185       6
  Normal                              3,382       3,382           -       -
  Percent warmer than normal              7%         12%

Weather normalization adjustment
 income, net of franchise taxes     $ 6,128*    $ 7,356     $(1,228)    (17)


* Franchise taxes were eliminated August 1999.

         Net margin for the twelve months ended December 31, 1999 increased $13,175,000 as compared to the same period last year. This increase in net margin is attributable to the items shown below (in thousands):

                                   Commercial/    Large
                                     Small     Commercial/
                      Residential  Industrial  Industrial   Other     Total
                      -----------  ----------  ----------- -------  --------
Price variance **       $5,152      $ 2,778     $   628    $ -      $  8,558
Volume variances, net    3,739        1,090        (163)     -         4,666
Other                     -            -           -          (49)       (49)
                        ------      -------     -------    ------   --------
 Total                  $8,891      $ 3,868     $   465    $  (49)  $ 13,175
                        ======      =======     =======    ======   ========

** Includes changes in sales mix.

         The increase in net margin is due primarily to the general rate increase effective November 1, 1998, an increase in the number of customers served and weather that was 6% colder than the same period last year.

         Operating and maintenance expenses for the three months ended December 31, 1999 decreased $1,267,000 or 7% as compared to the same period last year. This decrease reflects net restructuring charges recognized during the first quarter of fiscal 1999 of $4,027,000 in connection with Plan 2001. Offsetting this decrease are $2,023,000 in merger costs recorded in the first quarter of fiscal 2000, which consisted primarily of financial advisory and legal services. (See Note 3 to the unaudited consolidated financial statements for further discussion about the business combination with SCANA Corporation.) Operating and maintenance expenses for the twelve months ended December 31, 1999 increased $4,961,000 or 8% as compared to the same period last year. This increase includes $5,918,000 in merger costs, which more than offset savings generated by Plan 2001 initiatives. On a straight comparison basis without these merger and Plan 2001 costs, operating and maintenance expenses increased 5% for the quarter- and twelve-month periods as compared to the same periods a year ago.

         The decrease in general taxes for the three and twelve months ended December 31, 1999 resulted primarily from the elimination of franchise taxes by the State of North Carolina effective August 1, 1999. The franchise tax was replaced by an excise tax. Franchise taxes were included in PSNC's billing rates and were recorded as both operating revenues and general tax expense. The new excise tax is added to customer bills based on the volume of natural gas consumed. PSNC does not include the excise tax in either operating revenues or general tax expense.

         Other income for the three months ended December 31, 1999 increased $210,000 primarily due to increased earnings by PSNC Cardinal Pipeline Company (PSNC Cardinal), due to Cardinal extension pipeline becoming operational in November 1999, and increased earnings by PSNC Blue Ridge Corporation (Blue Ridge), due to the Pine Needle LNG storage facility becoming operational in May 1999. (See Regulatory Matters for further discussion on PSNC Cardinal and Blue Ridge.) Other income for the twelve months ended December 31, 1999 increased $1,286,000. Under the terms of the performance clause in the joint venture agreement between PSNC Production Corporation (PSNC Production) and Sonat Marketing Company L.P. (Sonat Marketing), PSNC Production recognized $2,855,000 of deferred revenue over the twelve-month period ended December 31, 1999, which included $1,175,000 of additional deferred revenue recognized in fiscal 1999. Offsetting this gain is $1,200,000 in settlement charges related to PSNC Production's purchase of the 50% interest of Sonat Public Service Company L.L.C. (Sonat Public Service) from El Paso Energy Corporation (El Paso) effective
December 31, 1999, as discussed in Note 4 to the unaudited consolidated financial statements. Also contributing to the change for the twelve-month period is a reduction in merchandising and jobbing income.

         Interest deductions for the three and twelve months ended December 31, 1999 increased 7% and 2% as compared to the same periods last year. This reflects the increase in interest expense on short-term debt resulting from higher average short-term bank loans outstanding for both periods and to higher average interest rates for the three-month period. Somewhat offsetting these increases is a decrease in interest expense on long-term debt due to the prepayment in February 1999 of the remaining $10,000,000 of 8.65% Senior Debentures due 2002 and to scheduled sinking fund payments.


Changes in Financial Condition

         The capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's fiscal 2000 construction budget is approximately $41,000,000, compared to actual construction expenditures for fiscal 1999 of $43,567,000. The construction program is regularly reviewed by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt and equity securities on acceptable terms. Construction expenditures during the three and twelve months ended December 31, 1999 were $12,035,000 and $44,525,000, respectively, as compared to $11,077,000 and $62,954,000 for the same periods ended December 31, 1998.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of equity or long-term debt at a later date depending upon prevailing market conditions. PSNC has committed lines of credit with five commercial banks which vary monthly depending upon seasonal requirements and a five-year revolving line of credit with one bank. For the twelve-month period beginning April 1, 1999, total lines of credit with these banks range from a minimum of $55,000,000 to a winter-period maximum of $75,000,000. PSNC also has total uncommitted lines of credit ranging from $70,000,000 to $120,000,000. At December 31, 1999, committed lines of credit totaled $75,000,000 and uncommitted annual lines of credit totaled $120,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs. At December 31, 1999 and 1998, PSNC short-term bank loans outstanding were $137,500,000 and $94,500,000, respectively.

         In December 1995, PSNC filed with the Securities and Exchange Commission (SEC) a registration statement covering up to an aggregate amount of $125,000,000 of senior unsecured debt. In January 1996, PSNC sold $50,000,000 of 6.99% Senior Debentures due 2026 in a public offering. In December 1996, PSNC sold $50,000,000 of 7.45% Senior Debentures due 2026 in a public offering. The net proceeds of both issues were used to pay down a significant portion of the then outstanding short-term bank debt. On May 21, 1999, PSNC filed with the SEC a registration statement (amended on June 7, 1999) covering up to an aggregate of $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior unsecured debt registered in December 1995 that has not been issued and sold. At December 31, 1999, $150,000,000 remained on the shelf registration.

         The  decrease  in  restricted   cash  and  temporary   investments  and
restricted supplier refunds from December 31, 1998 is due to depositing $19,808,000 in refunds received from PSNC's pipeline transporters into PSNC's expansion fund in the Office of the State Treasurer during the fourth quarter of fiscal 1999. This fund was created by an order of the North Carolina Utilities Commission (NCUC), dated June 3, 1993, to finance the construction of natural gas lines into unserved areas of PSNC's service territory that otherwise would not be economically feasible to serve. (See Regulatory Matters for further discussion about the expansion fund.)

         The increase in net accounts receivable from September 30, 1999 is due to seasonality and reflects the consolidation of Sonat Public Service due to PSNC Production's purchase of the remaining 50% interest in Sonat Public Service from El Paso effective December 31, 1999. (See Note 4 to the unaudited consolidated financial statements for further discussion about this transaction.) The increase from December 31,1998 includes the consolidation of Sonat Public Service, an increase in sales due to a 5% increase in customers and the impact of PSNC's general rate increase effective November 1, 1998.

         Stored gas inventories increased $5,097,000 as compared to December 31, 1998. This increase is due to the addition of the Pine Needle storage facility on May 1, 1999 and to an increase in storage capacity in existing storage facilities.

         As of December 31, 1999, September 30, 1999 and December 31, 1998, net deferred gas costs include $10,567,000, $1,174,000 and $9,195,000, respectively, of gas costs related to unbilled volumes. The balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. Net deferred gas costs at December 31, 1999, September 30, 1999, and December 31, 1998 primarily represent undercollections from customers. PSNC's deferred gas costs balances are approved by the NCUC in annual gas cost reviews and are collected from or refunded to customers over a subsequent twelve-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10% as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level. On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. (See Regulatory Matters for further discussion about commodity costs.)

         The increase in deferred charges and other assets from September 30, 1999 and December 31, 1998 includes PSNC's capital contribution of approximately $18,000,000 on November 1, 1999 by its subsidiary, PSNC Cardinal, to Cardinal Pipeline Company, LLC for its 33.21% ownership share. (See Regulatory Matters for further discussion about this transaction.) The increase from December 31, 1998 also includes the capital contribution of $9,095,000 by PSNC's subsidiary, Blue Ridge, to Pine Needle LNG Company, LLC (Pine Needle) on May 3, 1999. PSNC, through its subsidiary, Blue Ridge, owns 17% of the storage facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. The increase in deferred charges and other assets from September 30, 1999 and December 31, 1998 also reflects $1,250,000 in goodwill resulting from the purchase of the remaining 50% interest in Sonat Public Service from El Paso by PSNC's subsidiary, PSNC Production, effective December 31, 1999. (See Note 4 to the unaudited consolidated financial statements.)

         The increase in accounts payable from September 30, 1999 and December 31, 1998 reflects the consolidation of Sonat Public Service as previously discussed and increased volumes of natural gas purchased at a higher cost.

         The increase in accrued taxes at December 31, 1999 as compared to December 31, 1998 is due primarily to a $3,200,000 overpayment of fiscal 1998 income taxes which lowered the prior year accrual.

         The decrease in other current liabilities from December 31, 1998 reflects the recording of accrued severance charges of approximately $3,600,000 in the first quarter of fiscal 1999. The majority of these payments were made during fiscal 1999.

         Deferred credits and other liabilities increased primarily due to additional deferred income taxes of $6,991,000 and increased deferred and retirement compensation for the members of the Board of Directors. These increases were partially offset by a decrease in accrued pension costs which includes a curtailment gain of $881,500 and a settlement gain of $881,600 related to PSNC's severance activity under Plan 2001 during fiscal 1999.


Regulatory Matters

         On December 7, 1999, the NCUC issued an order approving the merger of PSNC and SCANA Corporation (SCANA). As specified in the NCUC order, PSNC will reduce its rates by approximately $2,000,000 ($1,000,000 effective six months after the transaction closing date and another $1,000,000 effective 18 months after the closing date) and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. The Carolina Utility Customers Association, Inc. (CUCA) filed an appeal of this order, which is pending in the North Carolina Court of Appeals. While management cannot predict the ultimate outcome of this appeal, management does not expect that such outcome will have a material adverse impact on PSNC's financial position, results of operations or cash flows.

         On October 30, 1998, the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of $12,400,000 and allowed a 9.82% overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D mechanisms and full margin transportation rates. CUCA, a party to PSNC's general rate case, formally appealed the general rate case order on December 18, 1998. On February 4, 2000, the Supreme Court of North Carolina affirmed the NCUC order.

         On November 6, 1997, the NCUC issued an order permitting PSNC, on a two-year trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC has filed an application with the NCUC for authority to make this procedure permanent. CUCA has intervened in opposition of its continuance. The NCUC has scheduled a hearing for March 1, 2000 on PSNC's application and authorized PSNC to continue to use this mechanism pending issuance of a final order sometime in 2000. While management cannot predict the NCUC decision on PSNC's application, it does not expect the decision to have a material financial impact. PSNC will continue to establish a benchmark cost of gas for residential and commercial/small industrial customers pursuant to its existing procedures.

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

         On December 30, 1999, PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties. PSNC estimates that the cost of this project will be approximately $31,400,000 and has requested the use of approximately $30,000,000 from its expansion fund to make this project economically feasible. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. PSNC has requested reassignment of the exclusive franchises for Madison, Jackson and Swain Counties to PSNC in its request to provide service to these counties.

         PSNC and a subsidiary of Piedmont Natural Gas Company, Inc. (Piedmont) formed Cardinal Pipeline Company, LLC (Cardinal Pipeline) in March 1994, to construct and operate a 24-inch, 37.5-mile natural gas pipeline. PSNC owned 64.4% of the pipeline, which extends from Wentworth to near Haw River, North Carolina, where it interconnects with PSNC and Piedmont. It was placed into service on December 31, 1994, and provides 130 million cubic feet per day

(mmcf/day) of additional firm capacity (70 mmcf/day for PSNC and 60 mmcf/day for Piedmont). In 1995, PSNC, Piedmont, Transcontinental Gas Pipe Line Corporation (Transco) and North Carolina Natural Gas Corporation (NCNG) formed Cardinal Extension Company, LLC (Cardinal Extension) to purchase and extend the Cardinal pipeline. On November 6, 1997, the NCUC issued an order approving this project and the merger of Cardinal Pipeline and Cardinal Extension, with the surviving entity being named Cardinal Pipeline Company, LLC. The pipeline was extended
67.5 miles from the existing termination point of Cardinal Pipeline at Haw River to a point southeast of Raleigh and provides 140 mmcf/day of additional capacity (100 mmcf/day for PSNC and 40 mmcf/day for NCNG). The extension is estimated to cost approximately $76,000,000. The facilities were placed in service and permanent financing was completed on November 1, 1999. Through their respective subsidiaries, PSNC owns 33.21%, Piedmont owns 16.46%, Transco owns 45.30% and NCNG owns 5.03% of Cardinal Pipeline Company, LLC. PSNC, through a subsidiary, contributed its net book investment in the existing pipeline plus additional equity capital of approximately $1,500,000 in the first quarter of fiscal 2000 for its ownership share.

         Pine Needle was formed by subsidiaries of Transco, Piedmont, NCNG, Amerada Hess, and PSNC, and the Municipal Gas Authority of Georgia. Pine Needle owns and operates a liquefied natural gas storage facility, built at a cost of approximately $107,000,000. The facility is located on a site near Transco's pipeline northwest of Greensboro, North Carolina, and has a storage capacity of four billion cubic feet with vaporization capability of 400 mmcf/day. The facility became operational on May 1, 1999. PSNC, through its subsidiary, Blue Ridge, owns 17% of the facility, and PSNC has contracted to use 25% of the facility's gas storage capacity and withdrawal capabilities. Blue Ridge made its required capital contribution of $9,095,000 on May 3, 1999.

         On April 14, 1999, the NCUC issued an order permitting PSNC to issue and sell up to $150,000,000 of senior unsecured debt securities. This amount includes $25,000,000 of senior unsecured debt previously authorized by the NCUC that has not been issued and sold. A registration statement under Form S-3 was filed with the SEC on May 21, 1999 and amended under Form S-3/A on June 7, 1999. PSNC plans to use this debt primarily to repay outstanding short-term bank loans incurred to finance the construction of facilities.

           On April 29, 1997, the NCUC issued an order authorizing deferral accounting for contract labor costs for a project to ensure that PSNC's computer operating systems function properly in year 2000. The order required a three-year amortization of these costs beginning in the year incurred. PSNC has incurred approximately $5,000,000 of these costs to date. PSNC began amortizing these costs in September 1997. The NCUC allowed recovery of a majority of the unamortized Year 2000 costs in the general rate case order issued on October 30, 1998.

Year 2000 Compliance

         PSNC experienced no significant difficulties as a result of the Year 2000 issue. PSNC's customer information, financial and materials management systems, and Supervisory Control and Data Acquisition (SCADA) system that monitors the flow of gas through PSNC's distribution system were immediately operational after the century rollover. PSNC's non-IT systems, such as security and telephone systems, were also operational.

General

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many systems, potentially causing critical systems including, but not limited to, business and operational systems to function improperly or not at all. PSNC believes that its compliance and remediation efforts leading up to the Year 2000 were effective in preventing any material problems, since it has not discovered nor received any reports to date of any material erroneous results or system failures.

          PSNC began its Year 2000 efforts in 1995 by interviewing vendors and gaining awareness of this issue. An assessment of PSNC's Year 2000 impact was performed in 1996, and PSNC began addressing its major business computer systems. PSNC decided to renovate its customer information system and to replace its financial and materials management systems. The renovation of PSNC's customer information system was completed in September 1998. Year 2000 ready financial and materials management systems were implemented on April 1, 1999. Upgrades to the SCADA system that monitors the flow of gas through PSNC's distribution system were completed. Remaining activities included completion of scheduled software upgrades. Additional forward date testing of computer systems continued throughout calendar 1999.

         During 1998, PSNC established a centrally managed, company-wide Year 2000 project office. PSNC's Year 2000 project scope was expanded to include: business continuity planning; embedded systems containing microprocessors, i.e., automated meter reading and process control equipment; end-user computing hardware and software, i.e., personal computers; facility equipment, such as heating and cooling systems and facsimile devices; and business relationships with PSNC's customers and key suppliers. The Year 2000 project office reported daily to the chief information officer. Frequent formal and informal discussions were held with the chief financial officer as the Year 2000 project executive. The Audit Committee of the Board of Directors was updated quarterly by the chief financial officer and the internal audit department. The full Board was updated by the Audit Committee. Senior officers of PSNC were updated monthly on the project team's status, and they participated in making contingency planning decisions related to their functional areas.

         While PSNC believes that it has adequately replaced, modified and tested its systems, residual insignificant problems related to the change in centuries could occur.

Year 2000 Costs

         The estimated cost of completion is $18,000,000. This cost includes external contractors and service providers, the purchase of computer hardware and software, and dedicated internal resources. The majority of these costs are currently being recovered in rates charged to PSNC's customers. A portion of PSNC's costs was not incremental costs, but a redeployment of existing resources. PSNC did not track the cost and time of internal employees who were not fully dedicated to the Year 2000 effort.

         Approximately $13,000,000 to replace existing systems is capitalized as utility plant. Approximately $5,000,000 to modify existing computer systems is being expensed over a three-year period in accordance with the NCUC order discussed more fully in Regulatory Matters.

Risk Assessment

          The natural gas that PSNC distributes and sells to its sales customers, and the natural gas that it transports and delivers to its transportation customers, comes principally from the producing areas along the Gulf of Mexico (including the states of Alabama, Louisiana, Mississippi and Texas, and adjacent offshore areas). Prior to PSNC's receipt of that gas, it must be extracted and processed to be useable. It is then delivered to an interstate pipeline company (or companies) for transportation to PSNC or to storage for PSNC's account; the gas that is stored for PSNC's account must then be withdrawn and delivered to PSNC by an interstate pipeline, generally in the winter. No disruption in the extraction or processing of this gas, the transmission and/or storage of such gas or finally the distribution of such gas by PSNC have occurred since January 1, 2000. Residual problems related to the change in centuries may still be experienced. Although PSNC does not believe that any disruptions will occur, it has no assurance that such disruptions will not occur. If any such disruption does occur, PSNC does not believe that it will have a material adverse impact on its financial position, cash flows or results of operations.

Contingency Plans

         Business continuity planning and testing continued throughout 1999. The plan addressed the mitigation of risks associated with key business processes and those processes critical to the delivery of gas services. Detailed plans were developed for coverage during the century rollover. PSNC's continuity planning also included the short-term localized impact of losing one or more of the following services: electricity, telecommunications, water/sewer, gas pressure, information technology systems and staffing (order does not imply priority).

         The assessment of critical supplier and third-party vendor progress, although external to PSNC, continued throughout calendar 1999. PSNC met with its major pipeline transporter on August 25, 1999 and discussed the transporter's Year 2000 status and its business continuity plans. PSNC held close communication with the transporter during the century rollover.

          PSNC believes that it took all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

Year 2000 Communications

         PSNC met quarterly with the other North Carolina gas utilities to exchange information and discuss the best practices that may be used to address Year 2000 requirements. Additionally, PSNC frequently participated in industry and community forums attended by representatives of the electric and telecommunications industries.

         SCANA reviewed PSNC's Year 2000 program strategy during its due diligence efforts prior to the execution of the merger agreement referred to in
Note 3 to the unaudited consolidated financial statements.

         A bill insert and additional awareness information were sent to customers in July 1999.


Forward-looking Statements

         Statements contained in this document and the notes to the financial statements which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause future results to differ materially from those set forth in such forward-looking statements. PSNC undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof. Such risks and uncertainties with respect to PSNC include, but are not limited to, its ability to implement successfully internal performance goals, performance issues with natural gas suppliers and transporters, the capital-intensive nature of PSNC's business, regulatory issues (including rate relief to recover increased capital and operating costs), legislative issues, competition, weather, exposure to environmental issues and liabilities, variations in natural gas prices, the business combination with SCANA, and general and specific economic conditions. From time to time, subsequent to the date of the filing of this document, PSNC may include forward-looking statements in oral statements or other written documents.

                         PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

        As more fully disclosed in Part I under  "Environmental  Matters" and in
Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1999, PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.

Item 2.  Changes in Securities

        None.

Item 3.  Defaults Upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

Item 5.  Other Information

        None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Part I Exhibits:

                  27     -       Financial Data Schedule.


        (b) Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended December 31, 1999.

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





Date 2-09-00                                /s/Charles E. Zeigler, Jr.

                                            Charles E. Zeigler, Jr.
                                            Chairman, President and
                                            Chief Executive Officer




Date 2-09-00                                /s/Jack G. Mason

                                            Jack G. Mason
                                            Vice President - Finance