Form 10-Q/A
period 1999-12-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2000-03-27
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-Q/A


(Mark One)
   ( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                      OR

   (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 1999 to December 31, 1999

                      Commission file number 1-11429


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED (Exact name of registrant as specified in its charter)

       SOUTH CAROLINA                                       56-2128483
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

    400 COX ROAD, P.O. BOX 1398                             28053-1398
      GASTONIA, NORTH CAROLINA                              (Zip Code)
(Address of principal executive offices)


                                                            (704) 864-6731
           (Registrant's telephone number, including area code)

            Former fiscal year             September 30, 1999

         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at February 29, 2000......................................................1,000

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following portion of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, as set forth on the forgoing page:


Cover Page of Quarterly Report on Form 10-Q.

         The cover page has been amended to indicate that this Quarterly Report of Form 10-Q is a Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period October 1, 1999 to December 31, 1999.

         Public Service Company of North Carolina, Inc. merged into New Sub II, a wholly owned subsidiary of SCANA Corporation on February 10, 2000. New Sub II, which has a calendar year end, is the surviving entity, and changed its name to Public Service Company of North Carolina, Incorporated.

                                   SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INC.
                                  (Registrant)





March 27, 2000           By:    s/ K. B. Marsh
                         Senior Vice President - Finance
                         Chief Financial Officer and Controller