Form 10-Q
period 2000-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2000-05-15
CIK 81025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended March 31, 2000

                                     OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock, no par value, outstanding
at April  30, 2000.........................................................1,000



                                TABLE OF CONTENTS





PART I.  FINANCIAL INFORMATION                                                        Page
                                                                                      ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999         2

         Consolidated Statements of Income and Retained Earnings for the Periods
            Ended March 31, 2000 and 1999                                               3

         Consolidated Statements of Cash Flows for the Periods Ended March 31,
            2000 and 1999                                                               4

         Notes to Consolidated Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                            17

Item 2.   Changes in Securities                                                        17

Item 6.   Exhibits and Reports on Form 8-K                                             17

Signatures                                                                             18

Exhibit Index                                                                          19


                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------


            PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and December 31, 1999
                                    (Unaudited)

                                                        (Thousands of Dollars)
                                                       March 31,    December 31,
                                                        2000            1999
                                                     ----------     ------------
ASSETS
Gas utility plant                                    $  773,901       $  768,285
  Less - Accumulated depreciation                       250,981          245,353
  Acquisition adjustment, net of accumulated
    amortization (Note 4)                               462,624             -
                                                     ----------       ----------
Gas utility plant, net                                  985,544          522,932
                                                     ----------       ----------

Non-utility property and investments:
   Non-utility property, net of accumulated
     depreciation                                           774              799
   Investments                                           31,590           30,139
                                                     ----------       ----------
Total non-utility property and investments,
  net of accumulated depreciation                        32,364           30,938
                                                     ----------       ----------

Current assets:
  Cash and temporary investments                         10,369            8,860
  Restricted cash and temporary investments               2,513            2,512
  Receivables, less allowance for
   doubtful accounts (including unbilled revenues)       68,748           58,913
  Materials and supplies                                  5,235            6,940
  Stored gas inventory                                   16,590           29,464
  Deferred gas costs, net (Note 5)                         -              27,126
  Prepayments and other                                   1,352            1,451
                                                     ----------       ----------
Total current assets                                    104,807          135,266
                                                     ----------       ----------

Deferred charges and other assets
  Pension asset                                           8,640             -
  Other                                                   8,959            8,691
                                                     ----------       ----------
Total deferred charges and other assets                  17,599            8,691
                                                     ----------       ----------

  Total                                              $1,140,314       $  697,827
                                                     ==========       ==========


CAPITALIZATION AND LIABILITIES
Capitalization:
  Common equity (Note 2)                             $  723,438       $  232,251
  Long-term debt                                        150,450          150,450
                                                     ----------       ----------
Total capitalization                                    873,888          382,701
                                                     ----------       ----------
Current liabilities:
  Short-term borrowings                                  89,000          137,500
  Current portion of long-term debt                       6,800            6,800
  Accounts payable                                       39,399           49,999
  Accrued taxes                                          19,409            4,835
 Customer prepayments and deposits                        3,639            7,309
  Cash dividends and interest                             9,334            8,674
  Other                                                   3,609            1,973
                                                     ----------       ----------
Total current liabilities                               171,190          217,090
                                                     ----------       ----------

Deferred credits and other liabilities:
  Deferred income taxes, net                             75,624           74,856
  Deferred investment tax credits                         2,674            3,008
  Accrued pension cost                                     -               3,548
  Other                                                  16,938           16,624
                                                     ----------       ----------
Total deferred credits and other liabilities             95,236           98,036
                                                     ----------       ----------

  Total                                              $1,140,314       $  697,827
                                                     ==========       ==========

See notes to Consolidated Financial Statements.

                PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended March 31, 2000 and 1999
                                     (Unaudited)


                                                      (Thousands of Dollars)

                                                    Three Months Ended March 31,
                                                        2000           1999
                                                      --------       --------
     Operating revenues                               $170,963       $134,326
     Cost of gas                                       105,311         63,747
                                                      --------       --------
     Gross margin                                       65,652         70,579
                                                      --------       --------

     Operating expenses:
       Operating and maintenance                        16,531         18,164
       Depreciation and amortization                    10,458          6,742
       Other taxes                                       1,683          6,248
       Income taxes                                     13,637         13,666
                                                      --------       --------
     Total operating expenses                           42,309         44,820
                                                      --------       --------

     Operating income                                   23,343         25,759

     Other income, net                                   1,182            913

     Interest charges                                    5,063          4,648
                                                      --------       --------

     Income before cumulative effect of accounting
       change                                           19,462         22,024

     Cumulative effect of accounting change,
       net of taxes (Note 5)                             6,568           -
                                                       -------        -------

     Net income                                         26,030         22,024
     Retained earnings at beginning of period           72,537         68,654
     Common stock cash dividends declared and other    (78,537)        (4,948)
                                                      --------       --------
     Retained earnings at end of period               $ 20,030       $ 85,730
                                                      ========       ========


     See notes to Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended March 31, 2000 and 1999
                                   (Unaudited)




                                                      (Thousands of Dollars)

                                                    Three Months Ended March 31,

                                                        2000          1999
                                                      -------       ------

Cash Flows From Operating Activities:
  Net income                                          $26,030       $22,024
  Adjustments to reconcile net income
   to net cash provided from operating
   activities -
     Cumulative effect of accounting change            (6,568)         -
     Depreciation, amortization and other              11,861         7,710
     Deferred income taxes, net                           768         1,354
  Change in operating assets and liabilities:
    Increase in receivables, net                       (4,206)       (5,307)
    Decrease in inventories                            14,579        11,103
    Increase in pension asset                          (8,640)         -
    Decrease in accounts payable                      (10,600)       (5,379)
    Decrease in accrued pension cost                   (3,548)       (1,295)
    Decrease in deferred gas cost                      27,126        13,429
    Other, net                                         17,461         9,382
                                                      -------       -------
Net Cash Provided From Operating Activities            64,263        53,021
                                                      -------       -------

Cash Flows From Investing Activities:
  Construction expenditures                            (7,580)      (11,166)
  Non-utility and other                                  (764)         (343)
                                                      --------      -------
Net Cash Provided for Investing Activities             (8,344)      (11,509)
                                                      -------       -------

Cash Flows From Financing Activities:
  Issuance of common stock                               -            3,987
  Increase in short-term borrowings, net              (48,500)      (32,000)
  Retirement of long-term debt
   and common stock                                      (868)      (10,260)
  Cash dividends                                       (5,042)       (4,643)
                                                      -------       -------
Net Cash Provided for Financing Activities            (54,410)      (42,916)
                                                      -------       -------

Net increase (decrease)in cash and
 temporary investments                                  1,509        (1,404)
Cash and temporary investments
 at beginning of period                                 8,860         4,347
                                                      -------       -------

Cash and temporary investments
 at end of period                                     $10,369       $ 2,943
                                                      =======       =======

Supplemental cash flow information:

Cash paid during the period for:
  Interest (includes capitalized interest
   of $207 for 2000 and $183 for 1999)                $ 5,739       $ 3,810
  Income taxes                                          4,830         1,155


In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $20,577 in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $466,014 acquisition adjustment.



See notes to Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2000
                                    (Unaudited)



1. The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Inc.'s (PSNC) Annual Report on Form 10-K for the fiscal year ended September 30, 1999. These are interim financial statements, and due to the seasonality of PSNC's business, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been recorded. Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2. On February 10, 2000 the acquisition of PSNC by SCANA Corporation (SCANA) was consummated in a business combination accounted for as a purchase. As a result, PSNC became a wholly owned subsidiary of SCANA. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212,000,000 in cash and 17,413,013 shares of SCANA common stock.

         PSNC agreed to pay approximately $5,000,000 to ten key executives under severance agreements related to the acquisition. As of April 30, 2000 severance benefits of approximately $2,700,000 have been paid to seven key executives whose positions were eliminated. In addition, approximately $3,100,000 was paid to former directors of PSNC in connection with deferred compensation and retirement plans, and approximately $8,100,000 was paid to participants in PSNC's nonqualified stock option plans.

         On December 7, 1999 the North Carolina Utilities Commission (NCUC) issued an order approving the acquisition of PSNC by SCANA. The Carolina Utility Customers Association, Inc. (CUCA) filed an appeal of this order on December 30, 1999, which is pending in the North Carolina Court of Appeals. While management cannot predict the ultimate outcome of this appeal, management does not expect that such outcome will have a material adverse impact on PSNC's financial position, results of operations or cash flows (see Note 7).

3. On March 27, 2000 PSNC filed a transition report on Form 10-Q/A with the Securities and Exchange Commission to change its fiscal year end to December 31 from September 30 effective January 1, 2000.

4. PSNC has recorded a utility plant acquisition adjustment of approximately $466,014,000, which reflects the excess of SCANA's purchase price over the fair value of PSNC's net assets at January 1, 2000. The adjustment is being amortized over 35 years on the straight-line basis. Common equity at March 31, 2000 includes the acquisition adjustment.

5. Effective January 1, 2000 PSNC changed its method of accounting for operating revenues from cycle billing to full accrual. This change resulted in the recognition of approximately $6,600,000, net of tax, of revenues. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that have not yet been billed, as of the end of each accounting period. Previously these revenues were recognized as operating revenues as customers were billed. In addition, at December 31, 1999, the gas costs associated with unbilled revenues were deferred. Beginning January 1, 2000 these costs are no longer deferred.

       If this method had been applied retroactively, net income would have been $26,745,000 compared to $22,024,000 for the three months ended March 31, 1999.

6. Effective December 31, 1999 PSNC Production Corporation (PSNC Production), a wholly owned subsidiary of PSNC, purchased the remaining 50 percent membership interest in Sonat Public Service Company L.L.C. (Sonat). As a result, Sonat became a wholly owned subsidiary of PSNC Production. PSNC Production paid $5,300,000 to acquire this interest. Sonat was subsequently renamed SCANA Public Service Company, L.L.C. (SCANA Public Service).

7. On December 7, 1999 the NCUC issued an order approving the acquisition of PSNC by SCANA. As specified in the NCUC order, PSNC will reduce its rates by approximately $2,000,000 ($1,000,000 in August 2000 and another $1,000,000 in
August 2001) and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. CUCA filed an appeal of this order December 30, 1999, which is pending in the North Carolina Court of Appeals. While management cannot predict the ultimate outcome of this appeal, management does not expect that such outcome will have a material adverse impact on PSNC's financial position, results of operations or cash flows.

         On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of $12,400,000 and allowed a 9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D mechanisms and full margin transportation rates. CUCA, a party to PSNC's general rate case, appealed the order on December 18, 1998. On February 4, 2000, the Supreme Court of North Carolina affirmed the NCUC order.

         On November 6, 1997 the NCUC issued an order permitting PSNC, on a trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC's request for permanent approval of this mechanism was approved by NCUC order issued April 6, 2000.

         On February 22, 1999 the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County, and authorized disbursements from the fund of approximately $4,301,000 based upon budgeted construction costs of approximately $6,188,000. Most of Alexander County lies within PSNC's certificated service territory and did not previously have natural gas service. The project was completed and customers began receiving natural gas service in March 2000.

         On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties. PSNC estimates that the cost of this project will be approximately $31,400,000 and has requested the use of approximately $30,000,000 from its expansion fund to make this project economically feasible. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. PSNC has requested reassignment of the exclusive franchises for Madison, Jackson and Swain Counties to PSNC in its request to provide service to these counties. The NCUC held a hearing on May 9, 2000 and is expected to issue its order in the summer of 2000.

8. PSNC is a party to certain legal actions. Although it is impossible to predict the outcomes with certainty, after consultation with legal counsel, management does not expect the dispositions of these matters to have a materially adverse effect on PSNC's financial position, cash flows or results of operations.

         PSNC is also a party to the following legal actions involving potential environmental liability.

         PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions made during visits to the sites. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining five sites may range from $3,705,000 to $50,145,000 over a 30-year period. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes costs of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). Another North Carolina public utility or its predecessors also operated the MGP sites in Raleigh, Durham and Asheville, and PSNC is in discussion with that utility regarding potential cost sharing arrangements for investigation and potential remediation costs of four of the sites. At this time, PSNC has not reached a definitive agreement regarding such arrangement.

         An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of March 31,2000, PSNC has recorded a liability and associated regulatory asset of the minimum amount of the range, or $3,705,000.

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

  9. PSNC's reportable segments are listed in the following table. The Consolidated Financial Statements report operating revenues, comprised of Gas Distribution and Energy Marketing segments. Gas Distribution uses operating income to measure profitability, while Energy Marketing, which is comprised solely of SCANA Public Service (formerly Sonat), uses net income to measure
profitability.   Affiliate  revenue  is  derived  from  transactions   between
reportable segments. Prior to December 31, 1999 Sonat was an equity investment and not a segment of business (see Note 6).



                        Disclosure of Reportable Segments
                             (Thousands of Dollars)

                               Gas           Energy      All       Adjustments/    Consolidated
  March 31,2000            Distribution    Marketing    Other      Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------

External Revenue            $  166,044     $30,910    $    26       $(26,017)      $  170,963
Intersegment Revenue              -           -        29,746        (29,746)           -
Operating Income                29,198       n/a        n/a           (5,854)          23,343
Net Income                       n/a           740        871         24,419           26,030
Segment Assets               1,132,502      17,656     54,788        (64,632)       1,140,314





                  Disclosure of Reportable Segments (continued)
                             (Thousands of Dollars)

                                Gas            Energy       All      Adjustments/   Consolidated
  March 31, 1999            Distribution     Marketing     Other     Eliminations       Total
----------------------------------------------------------------------------------------------------------------------


External Revenue            $   134,326         n/a       $  2,562   $ (2,562)      $   134,326
Intersegment Revenue               -            n/a         24,462    (24,462)             -
Operating Income                 25,759         n/a           n/a        -               25,759
Net Income                        n/a           n/a            456     21,568            22,024
Segment Assets                  626,599         n/a         36,152    (19,607)          643,144


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------


                PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The  following   discussion   should  be  read  in   conjunction   with
Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Public Service Company of North Carolina, Inc.'s (PSNC) Annual Report of Form 10-K for the fiscal year ended September 30, 1999.

         Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in PSNC's service territory, (4) the impact of competition from other energy suppliers, (5) the management of PSNC's operations, (6) variations in prices of natural gas, (7) growth opportunities, (8) the results of financing efforts, (9) changes in PSNC's accounting policies, (10) weather conditions in areas served by PSNC, (11) inflation, (12) exposure to environmental issues and liabilities, (13) changes in environmental regulation, and (14) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the Securities and Exchange Commission. PSNC disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1999


LIQUIDITY AND CAPITAL RESOURCES

         PSNC's capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's calendar 2000 construction budget is approximately $38,000,000, compared to actual construction expenditures for calendar 1999 of $44,525,000. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the three months ended March 31, 2000 were $7,580,000 as compared to $11,166,000 for the same period ended March 31, 1999.

         PSNC generally finances its operations with internally generated funds, supplemented with bank lines of credit to satisfy seasonal requirements. PSNC also borrows under its bank lines of credit to finance portions of its construction expenditures pending refinancing through the issuance of long-term debt at a later date depending upon prevailing market conditions. As of April 1, 2000, PSNC has committed lines of credit with three commercial banks totaling $40,000,000. PSNC also has uncommitted lines of credit totaling $85,000,000. Lines of credit are evaluated periodically by management and renegotiated to accommodate anticipated short-term financing needs. Management believes these lines are currently adequate to finance budgeted construction expenditures, stored gas inventories and other corporate needs. At March 31, 2000 PSNC's short-term bank loans outstanding had decreased to $89,000,000 as compared to $137,500,000 at December 31, 1999 due to use of internally generated funds to reduce short-term borrowings.

         The change in net accounts receivable from December 31, 1999 includes $12,021,000 in unbilled revenues (see Note 5 to the Consolidated Financial Statements.) The change in net accounts receivable also reflects the consolidation of SCANA Public Service (formerly Sonat) due to PSNC Production's purchase of the remaining 50 percent interest in Sonat effective December 31, 1999 (see Note 6 to the Consolidated Financial Statements).

         PSNC's business is seasonal in nature as fluctuations in weather dictate natural gas storage injections and withdrawals. Injections of natural gas into storage occur mainly during April through October. Withdrawals from storage occur mainly during November through March. This seasonality is the primary reason for lower volumes of gas in storage as of March 31, 2000 as compared to December 31, 1999.

         The change in net deferred gas costs from December 31, 1999 primarily reflects the change in accounting for unbilled revenues discussed in Note 5 to the Consolidated Financial Statements. At December 31, 1999 the gas costs associated with unbilled revenues were deferred. Beginning January 1, 2000 these costs are no longer deferred. The remaining balance of net deferred gas costs fluctuates in response to the operation of PSNC's Rider D rate mechanism. This mechanism allows PSNC to recover from customers all prudently incurred gas costs. On a monthly basis, any difference in amounts paid and collected for these costs is recorded for subsequent refund to or collection from PSNC's customers. It also allows PSNC to recover margin losses on negotiated sales to large commercial and industrial customers with alternate fuel capability. PSNC's deferred gas costs balances are approved by the North Carolina Utilities Commission (NCUC) in annual gas cost reviews and are collected from or refunded to customers over a subsequent 12-month period. Amounts that have not been collected from or refunded to customers bear interest at an annual rate of 10 percent as required by the NCUC. PSNC's strategy is to manage the balance of deferred gas costs to a minimal level.

         During the quarter ended March 31, 2000, PSNC recorded a pension asset and reversed accrued pension costs under the purchase accounting method to reflect the excess fair value of its pension plan assets over the projected benefit obligation at December 31, 1999. These transactions reduced the utility plant acquisition adjustment (see Note 4 to the Consolidated Financial Statements).

         The $20,577,000 reduction in common stock reflects the cancellation of all of PSNC's common stock on February 10, 2000. As a result of PSNC's acquisition by SCANA, PSNC now has 1,000 common shares issued and outstanding, all of which are owned by SCANA.

         The increase in common equity resulted from the application of push-down accounting due to SCANA's acquisition of PSNC. Push-down accounting requires that the price paid in excess of the fair value of the net assets acquired be recorded by the acquired company as common equity.

         The decrease in accounts payable from December 31, 1999 is primarily due to the payment of $5,300,000 for the purchase of SCANA Public Service (formerly Sonat), which was an outstanding payable at December 31, 1999.

         The increase in accrued taxes at March 31, 2000 as compared to December 31, 1999 is due primarily to increased operating income.

         The increase in other current liabilities from December 31, 1999 is primarily due to approximately $3,800,000 in accrued severance benefits related to the acquisition by SCANA. Severance benefits were paid during the current quarter and will continue to be paid throughout calendar 2000.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 1999



Earnings and Dividends

Net income for the three months ended March 31, 2000 and 1999 was as follows:

                                               (Thousands of Dollars)
                                            Three Months Ended March 31,
                                           -----------------------------
Net income derived from:                     2000               1999
                                           -------            ------
  Continuing operations                    $19,462            $22,024
  Change in accounting                       6,568               -
                                           -------            -------
  Total net income                         $26,030            $22,024
                                           =======            =======

         Net income from continuing operations decreased $2,562,000. This was primarily due to increased depreciation and amortization expense due to the amortization of the utility plant acquisition adjustment (see Note 4 to the Consolidated Financial Statements). The increase was partially offset by the change in accounting for unbilled revenues (see Note 5 to the Consolidated Financial Statements).

         PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows (thousands of dollars):

Declaration Date     Dividend Amount      Quarter Ended      Payment Date
----------------     ---------------      --------------     ------------
February 22, 2000        $6,000           March 31, 2000     April 1,2000
April 27, 2000           $5,000           June 30, 2000      July 1, 2000

Gas Distribution

         The change in gross margin for the three months ended March 31, 2000, when compared to the corresponding period in 1999, is as follows:

                                           (Thousands of Dollars)
                                       Three Months Ended March 31,
                                                       Increase
                                 2000       1999      (Decrease)       %
                               --------   --------     --------       --
Gas operating revenue          $170,963   $134,326     $ 36,637       27
Less: Cost of gas               105,311     63,747       41,564       65
                               --------   --------     --------
Gross margin                   $ 65,652   $ 70,579     $ (4,927)      (7)
                               ========   ========     ========

         The change in gross margin at March 31, 2000 includes a change in accounting for unbilled revenues (see Note 5 to the Consolidated Financial Statements) and the elimination of franchise taxes in August 1999, which was partially offset by five percent customer growth and the consolidation of SCANA Public Service.

Energy Marketing

         The energy marketing sales margin (including affiliated transactions) for the three months ended March 31, 2000 is as follows:

                                         (Thousands of Dollars)
                                      Three Months Ended March 31,

                                                     2000
Net income derived from:
  Gas revenue                                      $30,910
  Less: Cost of gas                                 29,420
                                                   -------
  Margin                                           $ 1,490
                                                   =======
Other Operating Expenses

         Operating and maintenance expenses for the three months ended
March 31, 2000 decreased $1,633,000 or nine percent as compared to the same period in 1999. This change reflects a decrease in merger related costs from the prior period.

         Depreciation and amortization expense increased $3,716,000 for the three months ended March 31, 2000 as compared to the same period in 1999 due primarily to the amortization of the utility plant acquisition adjustment (see
Note 4 to the Consolidated Financial Statements).

         The decrease in other taxes for the three months ended March 31, 2000 resulted primarily from the elimination of franchise taxes by the State of North Carolina effective August 1, 1999. The franchise tax was replaced by an excise tax. Franchise taxes were included in PSNC's billing rates and were recorded as both operating revenues and general tax expense. The new excise tax is added to customer bills based on the volume of natural gas consumed. PSNC does not include the excise tax in either operating revenues or general tax expense.

Other Income

         The change in other income for the three months ended March 31, 2000 compared to the corresponding period for 1999 was not significant.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

         All financial instruments held by PSNC described below are held for purposes other than trading.

         Interest rate risk - The table below provides information about PSNC's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                         March 31, 2000
                                     Expected Maturity Date
                                      (Millions of Dollars)
                           ---------------------------------------------------

                                                         There-          Fair
Liabilities                2000  2001  2002  2003  2004  after   Total   Value
                           ---------------------------------------------------

Long-term debt
Fixed rate($)               6.8   5.6   4.3   7.5   7.5  125.6   157.3   154.8
Average Interest Rate(%)   10.0  10.0  10.0  9.47  9.47   7.53    7.98

         While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur. Interest rate risk as of March 31, 1999 was not materially different from March 31, 2000.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

        As more fully disclosed in Part I, Item 1, in Note 8 to the Consolidated Financial Statements, in this Form 10-Q, under "Environmental Matters" and in
Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1999, PSNC owns, or has owned, all or portions of six sites in North Carolina on which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.


Item 2.  Changes in Securities

        Common stock, no par. - As described in Part I, Item 1, in Note 2 to the Consolidated Financial Statements in this Form 10-Q, all previously outstanding common shares of PSNC were canceled effective February 10, 2000. As a result of PSNC's acquisition by SCANA, PSNC now has 1,000 common shares issued and outstanding, all of which are owned by SCANA.


Items 3, 4 and 5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Part I Exhibits:

                   Exhibits filed with this Quarterly Report on Form 10-Q
               are listed in the following Exhibit Index.

        (b)    Reports on Form 8-K:

                   The Company filed on February 15, 2000 a Current Report on
               Form 8-K dated February 10, 2000 announcing its acquisition by SCANA Corporation.

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


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED
                                            (Registrant)





May 15, 2000                                 s/M.R. Cannon
                                             M.R. Cannon, Controller
                                             (Principal accounting officer)

                                 EXHIBIT INDEX

         The following documents are filed as a part of this interim report on Form 10-Q for the period ended March 31, 2000. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

Exhibit
Number

*2-A  -   Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among PSNC, SCANA Corporation, New Sub I, Inc. and New Sub II, Inc. (Filed as Exhibit 2.1 to SCANA Corporation's Form S-4 on May 11, 1999 and incorporated by reference herein)

 3-A  -   Articles of Incorporation of New Sub II, Inc., dated February 12, 1999
          (Filed herewith)

 3-B  -   Articles of Amendment of New Sub II, Inc. as adopted on February 10,
          2000 (Filed herewith)

 3-C  -   Articles of Correction of PSNC dated February 11, 2000(Filed herewith)

*4-B  -   Debenture Purchase Agreement, dated as of September 15, 1988, for
          $25,000,000 of 10% Senior Debentures due October 1, 2003
          (File No. 0-1218, 10-K--1988, Exhibit 4-B)

*4-C  -   Debenture Purchase Agreement, dated as of December 5, 1989, for
          $43,000,000 of 10% Senior Debentures due December 1, 2004
          (File No. 0-1218, 10-K--1989, Exhibit 4-C)

*4-D   -  Debenture Purchase Agreement, dated as of June 25, 1992, for
          $32,000,000 of 8.75% Senior Debentures due June 30, 2012 (File No. 0-1218, 10-Q--June 30, 1992, Exhibit 4-D)

*4-E-1 - Indenture dated as of January 1, 1996, as supplemented by a First Supplemental Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee
          (File No. 1-11429, 10-Q--December 31, 1995, Exhibit 4-E-1)

Exhibit
Number

*4-E-2 - Specimen of the certificate representing the $50,000,000 aggregate principal amount of 6.99% Senior Debentures Due 2026 issued by PSNC on January 16, 1996 (File No. 1-11429, 10-Q--December 31, 1995,
          Exhibit 4-E-2)

*4-E-3 - Second Supplemental Indenture dated as of December 15, 1996 to Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 4-E-3)

*4-E-4 - Specimen of the certificate representing the $50,000,000 aggregate principal amount of 7.45% Senior Debentures Due 2026 issued by PSNC on December 15, 1996 is included in Exhibit 4-E-3 (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 4-E-4)

*10-A-9 - Firm Sales Service Agreement under Rate Schedule FS, dated August 1,
          1991, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-Q--March 31, 1992, Exhibit 10-A-9)

*10-A-10- Firm Sales Service Agreement under Rate Schedule FS, dated August 1,
          1991, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-Q--March 31, 1992, Exhibit 10-A-10)

*10-A-11- Firm Sales Service Agreement under Rate Schedule FS, dated August 1,
          1991, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-Q--March 31, 1992, Exhibit 10-A-11)

*10-A-13- Firm Transportation Service Agreement under Rate Schedule FT, dated
          August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-K--1992 (Exhibit 10-A-13)

*10-A-15- Firm Transportation Service Agreement under Rate Schedule FT, dated
          February 1, 1992, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-K--1993, Exhibit 10-A-15)

Exhibit
Number

*10-A-16- Firm Transportation Service Agreement under Rate Schedule FT-NN, dated
          October 8, 1993, between PSNC and CNG Transmission Corporation
          (File No. 0-1218, 10-K--1993, Exhibit 10-A-16)

*10-A-17- Firm Transportation Service Agreement under Rate Schedule FT-NN-GSS, dated October 8, 1993, between PSNC and CNG Transmission Corporation (File No. 0-1218, 10-K--1993, Exhibit 10-A-17)

*10-A-18- Firm Transportation Service Agreement under Rate Schedule FT-A, dated
          November 1, 1993, between PSNC and Tennessee Gas Pipeline Company (File No. 0-1218, 10-K--1993, Exhibit 10-A-18)

*10-A-19- Firm Transportation Service Agreement under Rate Schedule FT-1, dated
          November 1, 1993, between PSNC and Texas Eastern Transmission Corporation (File No. 0-1218, 10-K--1993, Exhibit 10-A-19)

*10-A-20- Firm Transportation Service Agreement under Rate Schedule FT, dated
          November 1, 1993, between PSNC and Texas Gas Transmission Corporation (File No. 0-1218, 10-K--1993, Exhibit 10-A-20)

*10-A-21- Firm Transportation Service Agreement under Rate Schedule FT, dated
          October 1, 1993, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-K--1993 (Exhibit 10-A-21)

*10-A-22- Firm Transportation Service Agreement under Rate Schedule FT, dated
          June 6, 1994, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 1-11429, 10-K--1995, Exhibit 10-A-22)

*10-A-23- Firm Transportation Service Agreement under Rate Schedule FT, dated
          April 30, 1995, between PSNC and Transcontinental Gas Pipe Line Corporation (File No.1-11429, 10-K--1995, Exhibit 10-A-23)

*10-A-24- Firm Transportation Service Agreement under Rate Schedule  FT, dated
          January 24, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation (File No.1-11429, 10-Q--June 30, 1996, Exhibit 10-A-24)

Exhibit
Number

*10-A-25- General Storage Service Agreement under Rate Schedule GSS, dated
          October 17, 1995, between PSNC and CNG Transmission Corporation (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-A-25)

*10-A-26- Firm Transportation Service Agreement under Rate Schedule FT-NN-GSS, dated October 17, 1995, between PSNC and CNG Transmission Corporation (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-A-26)

*10-A-27- Firm Transportation Service Agreement under Rate Schedule FT, dated
          January 24, 1996, between PSNC and CNG Transmission Corporation (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-A-27)

*10-A-28- Firm Transportation Service Agreement under Rate Schedule FT-NN, dated
          October 17, 1995, between PSNC and CNG Transmission Corporation
          (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-A-28)

*10-A-29- Firm Transportation Service Agreement under Rate Schedule FT, dated
          January 19, 1996, between PSNC and Texas Gas Transmission Corporation (File No. 1-11429, 10-Q--June 30,1996, Exhibit 10-A-29)

*10-A-30- Firm Transportation Service Agreement under Rate Schedule FT-1, dated
          October 30, 1995, between PSNC and Texas Eastern Transmission Corporation (File No. 1-11429, 10-Q--June 30, 1996, Exhibit 10-A-30)

*10-A-31- Interruptible Transportation Service Agreement under Rate Schedule IT, dated January 23, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 1-11429, 10-Q--June 30, 1996,
          Exhibit 10-A-31)

*10-A-32- Firm Transportation Agreement dated November 1, 1995, between PSNC and
          Transcontinental Gas Pipe Line Corporation (File No.1-11429, 10-Q--December 31, 1996, Exhibit 10-A-32)

Exhibit
Number

*10-A-33-   Amended and Restated Natural Gas Sales Agreement between PSNC and
            Transco Energy Marketing Company dated November 1, 1990
            (File No. 1-11429, 10-Q--June 30, 1997, Exhibit 10-A-33)

*10-A-33.1- Amendment of Amended and Restated Natural Gas Sales Agreement
            between PSNC and Transco Energy Marketing Company dated November 1, 1990 (File No. 1-11429, 10-Q--June 30, 1997, Exhibit 10-A-33.1)

*10-A-33.2- Amendment of Amended and Restated Natural Gas Sales Agreement
            between PSNC and Transco Energy Marketing Company dated November 1, 1990 (File No. 1-11429, 10-Q--March 31, 1999, Exhibit 10-A-33.2)

*10-A-34-   Firm Transportation Service Agreement under Rate Schedule FT, dated
            August 1, 1991, between PSNC and Transcontinental Gas Pipe Line
            Corporation  (File No. 1-11429, 10-Q--June 30, 1997,
            Exhibit 10-A-34)

*10-A-35-   Firm Storage Service Agreement under Rate Schedule FSS, dated
            November 7, 1995, between PSNC and Columbia Gas
            Transmission Corporation  (File No. 1-11429, 10-Q--June 30, 1997,
            Exhibit 10-A-35)

*10-A-36-   Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995, between PSNC and Columbia Gas Transmission
            Corporation  (File No. 1-11429 10-Q--June 30, 1997, Exhibit 10-A-36)

*10-A-37-   Interruptible Transportation Service Agreement under Rate Schedule
            ITS, dated March 31, 1997, between PSNC and Columbia Transmission
            Corporation  (File No. 1-11429, 10-Q--June 30, 1997,
            Exhibit 10-A-37)

*10-A-38-   Gas Sales Agreement(Southern Expansion) dated November 1, 1990 between PSNC and Transco Energy Marketing Company (File No. 1-11429,
            10-Q--June 30, 1997, Exhibit 10-A-38)

Exhibit
Number

*10-A-39-   Firm Transportation Service Agreement under Rate Schedule FT
            Service, dated June 26, 1998, between PSNC and Cardinal Extension
            Company,  LLC (File No.1-11429, 10-Q--March 31, 1999,
            Exhibit 10-A-39)

*10-A-40-   Firm Transportation Service Agreement under Rate Schedule FT
            Service, dated June 26, 1998, between PSNC and Cardinal Extension
            Company, LLC  (File No. 1-11429, 10-Q--March 31, 1999,
            Exhibit 10-A-40)

*10-A-41-   Amendment to Firm Service Agreements (Exhibits 10-A-9, 10-A-10 and
            10-A-11) under Rate Schedule FT, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation, dated August 1, 1991
            (File No. 1-11429, 10-Q--March 31, 1999, Exhibit 10-A-41)

*10-A-42-   Storage Service Transportation Agreement under Rate Schedule SST, dated November 7, 1995,  between PSNC and Columbia Gas Transmission
            Corporation (File No. 1-11429, 10-Q--June 30, 1999,
            Exhibit 10-A-42)

*10-A-43-   Firm Storage Service Agreement under Rate Schedule FSS, dated
            November 7, 1995, between PSNC and Columbia Gas Transmission
            Corporation  (File No. 1-11429, 10-Q--June 30, 1999,
            Exhibit 10-A-43)

*10-A-44-   Firm Storage Service Agreement under Rate Schedule FSS dated
            November 7, 1995, between PSNC and Columbia Gas Transmission
            Corporation  (File No. 1-11429, 10-Q--June 30, 1999,
            Exhibit 10-A-44)

*10-A-45-   Storage Service Transportation Agreement under Rate Schedule
            SST, dated November 7, 1995, between PSNC and Columbia Gas
            Transmission Corporation  (File No. 1-11429, 10-Q--June 30,
            1999, Exhibit 10-A-45)

*10-B-4- Liquefied Natural Gas Storage Service Agreement under Rate Schedule LG-A, dated August 5, 1974, between PSNC and Transcontinental Gas Pipe Line Corporation (Registration No. 2-53708, Exhibit 5.6)

Exhibit
Number

*10-B-4.1-  Amendment dated May 16, 1996 to the Liquefied Natural Gas Storage
            Service Agreement under Rate Schedule LG-A, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 1-11429, 10-K--1997, Exhibit 10-B-4.1)

*10-B-5- Eminence Storage Service Agreement under Rate Schedule ESS, dated November 1, 1993, and Amendment, dated December 1, 1993, between PSNC and Transcontinental Gas Pipe Line Corporation
            (File No. 0-1218, 10-K--1993, Exhibit 10-B-5)

*10-B-6- Washington Storage Service Agreement under Rate Schedule WSS, dated August 1, 1991, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 0-1218, 10-Q--March 31, 1994,
            Exhibit 10-B-6)

*10-B-7- Amendment dated December 1, 1994 to the Eminence Storage Service Agreement under Rate Schedule ESS, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 10-B-7)

*10-B-8- General Storage Service Agreement under Rate Schedule GSS, dated July 1, 1996, between PSNC and Transcontinental Gas Pipe Line Corporation (File No. 1-11429, 10-Q--December 31, 1996,
            Exhibit 10-B-8)

*10-D-3- Construction, Operating and Management Agreement by and between Public Service Company of North Carolina, Inc. and Cardinal Pipeline Company, LLC, dated March 23, 1994 (File No. 0-1218, 10-Q--March 31, 1994, Exhibit 10-D-3)

*10-D-4- Construction, Operation and Maintenance Agreement by and between Pine Needle Operating Company and Pine Needle LNG Company, LLC dated August 8, 1995 (File No. 1-11429, 10-Q--December 31, 1996,
            Exhibit 10-D-4)

*10-D-5- Operating Agreement of Pine Needle LNG Company, LLC dated August 8, 1995 (File No. 1-11429, 10-Q--December 31, 1996, Exhibit 10-D-5)

Exhibit
Number

*10-D-5.1-  Amendment to Operating Agreement of Pine Needle LNG Company, LLC
            dated October 1, 1995  (File No. 1-11429, 10-Q--December 31, 1996,
            Exhibit 10-D-5.1)

*10-D-6- Service Agreement under Rate Schedule LNG-1 between Pine Needle LNG Company, LLC and Public Service Company of North Carolina, Inc. dated January 29, 1997 (File No. 1-11429, 10-K--1997,
            Exhibit 10-D-6)

*10-D-7- Amended Operating Agreement of Cardinal Extension Company, LLC, dated December 19, 1996 (File No. 1-11429, 10-Q--December 31, 1997,
            Exhibit 10-D-7)

*10-D-8- Amended Construction, Operation and Maintenance Agreement by and between Cardinal Operating Company and Cardinal Extension Company, LLC, dated December 19, 1996 (File No. 1-11429, 10-Q--December 31, 1997, Exhibit 10-D-8)

*10-E  -   Underwriting Agreement, dated January 10, 1996, between PSNC and
           Morgan Stanley & Co. Incorporated  (File No.1-11429,
           10-Q--December 31, 1995, Exhibit 10-E)

*10-F  -   Form of Severance Agreement between the Company and its Executive
           Officers.  (File No. 1-11429, 10-Q--June 1997, Exhibit 10-F)

 18-A  -   Independent Auditor's Letter regarding change in accounting principles (Filed herewith)

   27   -  Financial Data Schedule (Filed herewith)