Form 10-Q/A
period 2000-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2000-05-23
CIK 81025

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

     5. Effective January 1, 2000 PSNC changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was approximately $6,600,000, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that has not yet been billed, as of the end of the accounting period. Previously these revenues were recognized as operating revenues as customers were billed. In addition, at December 31, 1999, the gas costs associated with unbilled revenues were deferred. Beginning January 1, 2000 these costs are no longer deferred.

     If this method had been applied retroactively, net income would have been $26,745,000 for the three months ended March 31, 1999, compared to $22,024,000, as previously reported.

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

     The increase in common equity resulted from the application of purchase accounting rules in connection with SCANA's acquisition of PSNC. Such accounting requires that, in certain circumstances, the price paid in excess of the fair value of the net assets acquired be recorded by the acquired company as common equity.

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