Form 10-Q
period 2000-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2000-08-11
CIK 81025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission      Registrant, State of Incorporation,           I.R.S. Employer
File Number     Address  and  Telephone Number                Identification No.

1-11429         Public Service Company of North Carolina,         56-2128483
                  Incorporated
                (A South Carolina Corporation)
                400 Cox Road, P. O. Box 1398
                Gastonia,  North Carolina 28053-1398
                (704) 864-6731

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

Number of shares of Common Stock, no par value, outstanding at
   July 31, 2000 ....................................................1,0001

1Held beneficially and of record by SCANA Corporation.

The registrant meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

                                TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999     3

     Consolidated Statements of Income and Retained Earnings
       for the Periods Ended June 30, 2000 and 1999                          4

     Consolidated Statements of Cash Flows for the Periods
       Ended June 30, 2000 and 1999                                          5

     Notes to Consolidated Financial Statements                              6

Item 2.   Management's Narrative Analysis of Results of Operations          11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14

Exhibit Index                                                               15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                June 30       December 31
                                                 2000            1999
-------------------------------------------------------------------------------
                                                      (Millions of Dollars)
Assets
Gas utility plant                                $ 779           $768
  Less - Accumulated depreciation                  257            245
  Acquisition adjustment, net of
     accumulated amortization (Note 3)             461              -
-------------------------------------------------------------------------------
Gas utility plant, net                             983            523
-------------------------------------------------------------------------------

Nonutility property and investments,
  net of accumulated depreciation                   34             31
-------------------------------------------------------------------------------

Current assets:
  Cash and temporary investments                    10              9
  Restricted cash and temporary investments          -              3
  Receivables (including unbilled revenues),
     less allowance for doubtful accounts           41             59
  Inventories (at average cost):
      Stored gas inventory                          27             29
      Materials and supplies                         6              7
  Deferred gas costs, net  (Note 2)                  6             27
  Other                                              2              1
---------------------------------------------------- ---------------------
Total current assets                                92            135
---------------------------------------------------- ---------------------

Deferred charges and other assets:
    Pension asset                                    9              -
    Other                                           14              9
----------------------------------------------------- ---------------------
Total deferred charges and other assets             23              9
----------------------------------------------------- ---------------------
    Total                                       $1,132           $698
===================================================== =====================

Capitalization and Liabilities
Capitalization:
    Common equity (Note 3)                       $ 714           $232
    Long-term debt                                 151            151
----------------------------------------------------- ---------------------
Total capitalization                               865            383
----------------------------------------------------- ---------------------

Current liabilities:
    Short-term borrowings                          100            138
    Current portion of long-term debt                7              7
    Accounts payable                                39             50
    Accrued taxes                                    7              5
    Customer prepayments and deposits                4              7
    Dividends declared and interest accrued          7              8
    Other                                            1              2
----------------------------------------------------- ---------------------
Total current liabilities                          165            217
---------------------------------------------------- ---------------------

Deferred credits and other liabilities:
    Deferred income taxes, net                      76             75
    Deferred investment tax credits                  3              3
    Accrued pension cost                             -              3
    Other                                           23             17
----------------------------------------------------- ---------------------
Total deferred credits and other liabilities       102             98
---------------------------------------------------- ---------------------
    Total                                       $1,132            $698
===================================================== =====================



See Notes to Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

   -----------------------------------------------------------------------------
                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                            2000      1999     2000     1999
   -------------------------------------------------- ---------- ---------------
                                                     (Millions of Dollars)

   Operating revenues                         $80      $54     $250     $188
   Cost of gas                                 52       22      156       85
   ----------------------------------------------------------------------------
   Gross margin                                28       32       94      103
   -----------------------------------------------------------------------------

   Operating expenses and taxes:
      Operation and maintenance                19       16       35      34
      Provision for depreciation               10        6       21      12
      Other taxes                               1        3        3      10
   -----------------------------------------------------------------------------
   Total operating expenses                    30       25       59      56
   -----------------------------------------------------------------------------

   Operating income                            (2)       7       35       47

   Other income                                 1        1        2        2

   Interest charges                             5        4       10        9
   -----------------------------------------------------------------------------

   Income before income taxes                  (6)       4       27      40

   Income taxes                                (1)       2       13      16
   -----------------------------------------------------------------------------

   Income before cumulative effect
     of accounting change                      (5)       2       14      24

   Cumulative effect of accounting change,
      net of taxes (Note 2)                      -       -        7      -
   -----------------------------------------------------------------------------

   Net income/(loss)                           (5)       2        21      24
   Retained earnings at beginning of period    20       86        73      69
   Common stock cash dividends declared
     and other                                 (5)      (6)      (84)    (11)
   -----------------------------------------------------------------------------
   =============================================================================
   Retained earnings at end of period         $10      $82     $  10   $  82
   =============================================================================

    See Notes to Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)



  ------------------------------------------------------------------------------
                                                             Six Months Ended
                                                                  June 30
                                                            2000           1999
   -----------------------------------------------------------------------------
                                                           (Millions of Dollars)

   Cash Flows From Operating Activities:                      $21           $24
      Net income
      Adjustments to reconcile net income to net
        cash  provided  from  operating
          activities:
             Cumulative effect of accounting change            (7)            -
             Depreciation, amortization and other              23            14
             Deferred income taxes, net                         1             1
      Change in operating assets and liabilities:
          Decrease in receivables, net                         24            17
          Decrease in inventories                               3             5
          Increase in pension asset                            (9)            -
          Decrease in accounts payable                        (11)          (11)
          Decrease in accrued pension cost                     (3)            -
          Decrease in deferred gas cost                        21            12
          Other, net                                            6            10
   ----------------------------------------------------------------------------
   Net Cash Provided from Operating Activities                 69            72
   -----------------------------------------------------------------------------

   Cash Flows From Investing Activities:
      Construction expenditures                               (15)          (21)
      Non-utility and other                                    (3)          (10)
   ----------------------------------------------------------------------------
   Net Cash Used for Investing Activities                     (18)          (31)
   ----------------------------------------------------------------------------

   Cash Flows From Financing Activities:
      Issuance of common stock                                 -              4
      Decrease in short-term borrowings, net                  (38)          (25)
      Retirement of long-term debt and common stock            (1)          (11)
      Cash dividends                                          (11)          (10)
   -----------------------------------------------------------------------------
   Net Cash Used for Financing Activities                     (50)          (42)
   -----------------------------------------------------------------------------

   Net increase (decrease) in cash and temporary investments    1            (1)
   Cash and temporary investments at January 1                  9             4
   -----------------------------------------------------------------------------
   -------------------------------------------------------- --------------------

   Cash and temporary investments at June 30                  $10          $  3
   =========================================================== =================

   Supplemental cash flow information:

   Cash paid during the period for:
      Interest (net of capitalized interest of $0.4
       for 2000 and $0.3 for 1999)                            $11          $  9
      Income taxes                                             16             3


   In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $467 million acquisition adjustment.


   See Notes to Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Inc.'s (PSNC) Annual Report on Form 10-K for the fiscal year ended September 30, 1999. These are interim financial statements, and due to the seasonality of PSNC's business, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the results of operations for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.       Basis of Accounting

         PSNC accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate regulated. As a result, PSNC has recorded, as of June 30, 2000, approximately $18.1 million and $0.3 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.2 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, PSNC may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on PSNC's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

         B.   Change in Fiscal Year

         On March 27, 2000 PSNC filed a transition report on Form 10-Q/A with the Securities and Exchange Commission(SEC) to change its fiscal year end to December 31 from September 30 effective January 1, 2000.

C.       Recently Issued Accounting Bulletin

         In December 1999 the SEC issued Staff  Accounting Bulletin No. 101,
        "Revenue  Recognition in Financial  Statements." In June 2000 the SEC
         amended the Bulletin to delay the implementation date until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Bulletin, which will be implemented by PSNC by the fourth quarter of 2000, provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. PSNC does not expect the adoption of this Bulletin to have a material impact on PSNC's results of operations, cash flows or financial position.

         D. Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2.        CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Effective January 1, 2000 PSNC changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was approximately $6.6 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that has not yet been billed, as of the end of the accounting period. Previously these revenues were recognized as operating revenues as customers were billed. In addition, at December 31, 1999, the gas costs associated with unbilled revenues were deferred. Beginning January 1, 2000 these costs are no longer deferred.

         If this method had been applied retroactively, net income/(loss) would have been ($2.4) million and $24.4 million for the three and six months ended June 30, 1999, respectively, compared to $1.7 million and $23.8 million, respectively, as previously reported.

3.            ACQUISITION BY SCANA CORPORATION

         On February 10, 2000 the acquisition of PSNC by SCANA Corporation (SCANA) was consummated in a business combination accounted for as a purchase. As a result, PSNC became a wholly owned subsidiary of SCANA. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17 million shares of SCANA common stock.

         PSNC has recorded a utility plant acquisition adjustment of approximately $467 million, which reflects the excess of SCANA's purchase price over the fair value of PSNC's net assets at January 1, 2000. The adjustment is being amortized over 35 years on the straight-line basis. Common equity at June 30, 2000 includes the acquisition adjustment.

         PSNC agreed to pay approximately $5 million to ten key executives under severance agreements related to the acquisition. Severance benefits of approximately $2.7 million have been paid to seven key executives whose positions were eliminated. In addition, approximately $3.1 million was paid to former directors of PSNC in connection with deferred compensation and retirement plans, and approximately $8.1 million was paid to participants in PSNC's nonqualified stock option plans.

4.       ACQUISITION OF SONAT PUBLIC SERVICE COMPANY

         Effective December 31, 1999 PSNC Production Corporation (PSNC Production), a wholly owned subsidiary of PSNC, purchased the remaining 50% membership interest in Sonat Public Service Company, L.L.C. (Sonat). As a result, Sonat became a wholly owned subsidiary of PSNC Production. PSNC Production paid $5.3 million to acquire this interest. Sonat was subsequently renamed SCANA Public Service Company, L.L.C. (SCANA Public Service).

5.       RATE MATTERS

          On December 30, 1999 PSNC filed an application with the North Carolina Utilities Commission (NCUC) to extend natural gas service to Madison, Jackson and Swain Counties. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

          On December 7, 1999 the NCUC issuedan order approving the acquisition of PSNC by SCANA. As specified in the NCUC order, PSNC will reduce its rates by approximately $2 million ($1 million in August 2000 and another $1 million in August 2001) and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. On December 30, 1999 the Carolina Utility Customer Association, Inc.
          (CUCA) filed an appeal of this order. On June 15, 2000 CUCA filed a motion with the North Carolina Court of Appeals to withdraw its appeal.

         On February 22, 1999 the NCUC approved PSNC's application to use expansion funds to extend natural gas service into Alexander County, and authorized disbursements from the fund of approximately $4.3 million based upon budgeted construction costs of approximately $6.2 million. Most of Alexander County lies within PSNC's certificated service territory and did not previously have natural gas service. The project was completed and customers began receiving natural gas service in March 2000.

         On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional annual revenue of $12.4 million and allowed a
         9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D mechanisms and full margin transportation rates. On February 4, 2000 in response to an appeal by CUCA, the Supreme Court of North Carolina affirmed the NCUC order.

                 On November 6, 1997 the NCUC issued an order permitting PSNC, on a trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC's request for permanent approval of this mechanism was approved by an NCUC order issued April 6, 2000.

6.           CONTINGENCIES

         With respect to commitments at June 30, 2000, reference is made to Note 12 to Consolidated Financial Statements appearing in PSNC's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Contingencies at June 30, 2000 are as follows:

         PSNC owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions . These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining sites may range from $3.7 million to $50.1 million over a 30-year period. Subsequently, an environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the sites would range between$11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes the cost of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. At June 30, 2000, PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range net of shared cost recovery from other PRPs.

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

7.       SEGMENT OF BUSINESS INFORMATION

         PSNC's reportable segments are listed in the following table. Gas Distribution uses operating income to measure profitability, while Energy Marketing, which is comprised solely of SCANA Public Service (formerly Sonat), uses net income to measure profitability. Affiliate revenue is derived from transactions between reportable segments. Prior to December 31, 1999 Sonat was an equity investment and not a segment of business (see Note 4).

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

--------------------------------------------------------------------------------
Three months ended        Gas        Energy     All   Adjustments/ Consolidated
June 30, 2000         Distribution  Marketing   Other  Eliminations    Total
--------------------------------------------------------------------------------

External Revenue          $ 55          $25        -         -        $ 80
Intersegment Revenue         -            -        -         -           -
Operating Income/(Loss)     (2)         n/a       n/a        -          (2)
Net Income/(Loss)          n/a            -      $ 1      $ (6)         (5)
Segment Assets           1,117           20       59       (64)      1,132

--------------------------------------------------------------------------------
Three months ended        Gas        Energy     All   Adjustments/ Consolidated
June 30, 1999         Distribution  Marketing  Other  Eliminations    Total
--------------------------------------------------------------------------------

External Revenue          $54          n/a       $ 1    $ (1)        $ 54
Intersegment Revenue        -          n/a        20     (20)           -
Operating Income            7          n/a       n/a       -            7
Net Income                n/a          n/a         1       1            2
Segment Assets            628          n/a        46     (32)         642


--------------------------------------------------------------------------------
Six months ended         Gas        Energy    All   Adjustments/  Consolidated
June 30, 2000        Distribution Marketing  Other Eliminations1     Total
--------------------------------------------------------------------------------

External Revenue         $221       $55          -      $ (26)       $ 250
Intersegment Revenue        -         1        $30        (31)          -
Operating Income           33       n/a        n/a          2           35
Net Income                n/a         1          3         17           21
Segment Assets          1,117        20         59        (64)       1,132

--------------------------------------------------------------------------------
Six months ended        Gas        Energy    All   Adjustments/   Consolidated
June 30, 1999       Distribution Marketing  Other  Eliminations      Total
--------------------------------------------------------------------------------

External Revenue        $188      n/a        $ 4     $ (4)         $188
Intersegment Revenue       -      n/a         20      (20)            -
Operating Income          47      n/a        n/a        -            47
Net Income               n/a      n/a          1       23            24
Segment Assets           628      n/a         46      (32)          642

1 Includes cumulative effect of accounting change

Item 2.  Management's Narrative Analysis of  Results of Operations.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


         The  following   discussion   should  be  read  in   conjunction   with
Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Public Service Company of North Carolina, Inc.'s (PSNC) Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

         Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy in PSNC's service territory, (4) the impact of competition from other energy suppliers, (5) the management of PSNC's operations, (6) variations in prices of natural gas, (7) growth opportunities, (8) the results of financing efforts, (9) changes in PSNC's accounting policies, (10) weather conditions in areas served by PSNC, (11) inflation, (12) exposure to environmental issues and liabilities,
(13) changes in environmental regulation, and (14) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the Securities and Exchange Commission. PSNC disclaims any obligation to update any forward-looking statements.

Capital Expansion Program

         PSNC's capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's calendar 2000 construction budget is approximately $38 million, compared to actual construction expenditures for calendar 1999 of $44.5 million. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the six months ended June 30, 2000 were $15 million compared to $20.9 million for the same period last year.

Earnings and Dividends

         Net income for the six months ended June 30, 2000 and 1999 was as follows:

    -------------------------------------------------------------------------

                                        Six Months Ended June 30,
    (Millions of Dollars)             2000                     1999
    ---------------------------------------------------- --------------------
    Net income derived from:
       Operations                     $14.2                   $23.8
       Change in accounting             6.6                     -
    ==================================================== ====================
           Total net income           $20.8                   $23.8
    ==================================================== ====================

         Net income from operations decreased approximately $9.6 million. This was primarily due to increased depreciation and amortization expense due to the amortization of the utility plant acquisition adjustment (see Note 3 to the Consolidated Financial Statements) and additional plant. The decrease in net income was partially offset by the change in accounting for unbilled revenues (see Note 2 to the Consolidated Financial Statements).

         Due to the seasonal nature of PSNC's business, the quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.

         PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

Declaration Date     Dividend Amount     Quarter Ended        Payment Date

February 22, 2000        $6 million      March 31, 2000       April 1, 2000
April 27, 2000           $5 million      June 30, 2000        July 1, 2000

Gas Distribution

         The decrease in gross margin for the six months ended June 30, 2000, when compared to the corresponding period in 1999, is as follows:

-------------------------------------------------------------------------
(Dollars in Millions)              Six Months Ended June 30,
-------------------------------------------------------------------------
                           2000      1999        Change       % Change
                           ----      ----        ------       --------
Gas operating revenue     $195.3    $188.4        $ 6.9           3.7%
Less:  Cost of gas         103.5       85.6          17.9        20.9%
============================================================
Gross margin              $ 91.8    $102.8        $(11.0)       (10.7%)
========================================================================

         The decrease in gross margin for the six months ended June 30, 2000 includes a change in accounting for unbilled revenue (see Note 2 to the Consolidated Financial Statements) and the elimination of franchise taxes in August 1999 (see Other Operating Expenses of Management's Narrative Analysis of Results of Operations), which was partially offset by five percent customer growth .

Energy Marketing

         The energy marketing sales margin (including affiliated transactions) for the six months ended June 30, 2000 is as follows:

       ---------------------------------------------------------------------
       (Millions of Dollars)           Six Months Ended June 30,
       ---------------------------------------------------------------------
       Net income derived from:
         Gas revenue                             $56.2
         Less:  Cost of gas                        54.1
       ---------------------------------------------------------------------
         Margin                                   $ 2.1
       =====================================================================

         Energy Marketing consists of SCANA Public Service Company, L.L.C., which became a wholly owned subsidiary of PSNC effective December 31, 1999 (see
Note 4 to the Consolidated Financial Statements).

Other Operating Expenses

         Operating and maintenance expenses for the six months ended June 30, 2000 increased approximately $0.7 million compared to the same period in 1999, which is not significant.

         Depreciation and amortization expense increased approximately $8.4 million for the six months ended June 30, 2000 as compared to the same period in 1999 due primarily to the amortization of the utility plant acquisition adjustment (see Note 3 to the Consolidated Financial Statements).

         The decrease in other taxes for the six months ended June 30, 2000 as compared to the same period in 1999 resulted primarily from the elimination of franchise taxes by the State of North Carolina effective August 1, 1999. The franchise tax was replaced by an excise tax. Franchise taxes were included in PSNC's billing rates and were recorded as both operating revenues and general tax expense. The new excise tax is added to customer bills based on the volume of natural gas consumed. PSNC does not include the excise tax in either operating revenues or general tax expense, as this tax is a pass-through from the customer to the State of North Carolina.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

        As more fully disclosed in Part I, Item 1, in Note 6 to the Consolidated Financial Statements, in this Form 10-Q, under "Contingencies" and in Part II in
Note 7 to the financial statements in the Annual Report on Form 10-K for the period ending September 30, 1999, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Part I Exhibits:

                       Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

        (b) Reports on Form 8-K:

                      The  Company  filed on April 3, 2000 a  Current  Report on
               Form 8-K dated March 27, 2000 changing its certifying accountant.

                      The Company  filed on April 14,  2000 a Current  Report on
               Form 8-K/A dated March 27, 2000 amending its April 3, 2000 filing to include an exhibit regarding change in certifying accountant.

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


                                            PUBLIC SERVICE COMPANY
                                            OF NORTH CAROLINA, INCORPORATED
                                                        (Registrant)





August 11, 2000                               s/M.R. Cannon
                                              M.R. Cannon, Controller
                                              (Principal accounting officer)

                                  EXHIBIT INDEX

         The following documents are filed as a part of this interim report on Form 10-Q for the period ended June 30, 2000. Those exhibits previously filed and incorporated herein by reference are identified below with an asterisk and with a reference to the previous filing.

Exhibit
Number

2.01* Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among PSNC, SCANA Corporation, New Sub I, Inc. and New Sub II, Inc. (Filed as Exhibit 2.1 to SCANA Corporation's Registration Statement on Form S-4 on May 11, 1999 (File No. 333-78227) and incorporated by reference herein)

3.01* Articles of Incorporation of New Sub II, Inc., dated February 12, 1999 (Filed as Exhibit 3-A to PSNC's Form 10-Q for the quarter ended March 31, 2000)

3.02* Articles of Amendment of New Sub II, Inc. as adopted on February 10, 2000 (Filed as Exhibit 3-B to PSNC's Form 10-Q for the quarter ended March 31, 2000)

3.03*           Articles of Correction of PSNC dated February 11, 2000 (Filed as
                Exhibit 3-C to PSNC's Form 10-Q for the quarter ended March 31,
                2000)

4.01* Debenture Purchase Agreement, dated as of September 15, 1988, for $25 million of 10% Senior Debentures due October 1, 2003 (Filed as Exhibit 4-B to PSNC's Form 10-K for the year ended September 30, 1988, File No. 0-1218)

4.02* Debenture Purchase Agreement, dated as of December 5, 1989, for $43 million of 10% Senior Debentures due December 1, 2004 (Filed as Exhibit 4-C to PSNC's Form 10-K for the year ended September 30, 1989, File No. 0-1218)

4.03* Debenture Purchase Agreement, dated as of June 25, 1992, for $32 million of 8.75% Senior Debentures due June 30, 2012 (Filed as Exhibit 4-D to PSNC's Form 10-Q for the quarter ended June 30, 1992, File No. 0-1218)

4.04* Indenture dated as of January 1, 1996, as supplemented by a First Supplemental Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee (Filed as Exhibit 4-E-1 to PSNC's Form 10-Q for the quarter ended December 31, 1995, File No. 1-11429)

4.05* Specimen of the certificate representing the $50 million aggregate principal amount of 6.99% Senior Debentures Due 2026 issued by PSNC on January 16, 1996 (Filed as Exhibit 4-E-2 to PSNC's Form 10-Q for the quarter ended December 31, 1995, File No. 1-11429)

4.06* Second Supplemental Indenture dated as of December 15, 1996 to Indenture dated as of January 1, 1996, between PSNC and First Union National Bank of North Carolina, as trustee (Filed as
                Exhibit 4-E-3 to PSNC's Form 10-Q for the quarter ended December 31, 1996, File No. 1-11429)

4.07* Specimen of the certificate representing the $50 million aggregate principal amount of 7.45% Senior Debentures Due 2026 issued by PSNC on December 15, 1996 (Filed as Exhibit 4-E-4 to PSNC's Form 10-Q for the quarter ended December 31, 1996, File No. 1-11429)

Exhibit
Number

10.01* Operating Agreement of Pine Needle LNG Company, LLC dated August 8, 1995 (Filed as Exhibit 10-D-5 to PSNC's on Form 10-Q for the quarter December 31, 1996, File No. 1-11429)

10.02* Amendment to Operating Agreement of Pine Needle LNG Company, LLC dated October 1, 1995 (Filed as Exhibit 10-D-
                      5.1 to PSNC's Form 10-Q for the quarter ended December 31, 1996, File No. 1-11429)

10.03* Amended Operating Agreement of Cardinal Extension Company, LLC, dated December 19, 1996 (Filed as Exhibit 10-D-7 on PSNC's Form 10-Q for the quarter ended December 31, 1997, File No.
                      1-11429)

10.04* Amended Construction, Operation and Maintenance Agreement by and between Cardinal Operating Company and Cardinal Extension Company, LLC, dated December 19, 1996 (Filed as
                      Exhibit 10-D-8 on PSNC's Form 10-Q for the quarter ended December 31, 1997, File No.
                       1-11429)

10.05* Form of Severance Agreement between PSNC and its Executive Officers. (Filed as Exhibit 10-F to PSNC's Form 10-Q for the quarter ended June 1997, File No. 1-11429)

10.06 Service Agreement between PSNC and SCANA Services, Inc., effective April 1, 2000 (Filed herewith on page 17)

27.01                 Financial Data Schedule (Filed herewith)