Form 10-Q
period 2000-09-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2000-11-14
CIK 81025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission        Registrant, State of Incorporation,        I.R.S. Employer
File Number       Address  and  Telephone Number             Identification No.

1-11429           Public Service Company of North Carolina,      56-2128483
                    Incorporated
                  (A South Carolina Corporation)
                  1426 Main Street
                  Columbia,  South Carolina 29201
                  (704) 864-6731

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

Number of shares of Common Stock, no par value, outstanding at
  October 31, 2000 .........................................1,000 1

1Held beneficially and of record by SCANA Corporation.

The registrant meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

                                TABLE OF CONTENTS






    PART I.  FINANCIAL INFORMATION                                         Page

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999....................................     3

             Condensed Consolidated Statements of Income (Loss) and Retained
               Earnings (Accumulated Deficit) for the Periods Ended
               September 30, 2000 and 1999..............................     4

             Condensed Consolidated Statements of Cash Flows for the Periods
               Ended September 30, 2000 and 1999.......................      5

             Notes to Condensed Consolidated Financial Statements......      6

    Item 2.  Management's Narrative Analysis of Results of Operations...    10


    PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings..........................................   12

    Item 6.   Exhibits and Reports on Form 8-K...........................   12

    Signatures...........................................................   13

    Exhibit Index........................................................   14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                  September 30,    December 31,
                                                      2000             1999
--------------------------------------------------------------------------------
                              (Millions of Dollars)
Assets
Gas utility plant                                      $ 788           $768
  Less - Accumulated depreciation                        264            245
  Acquisition adjustment, net of accumulated
    amortization (Note 3)                                457            -
--------------------------------------------------------------------------------
Gas utility plant, net                                   981            523
--------------------------------------------------------------------------------

Nonutility Property and Investments,
  net of accumulated depreciation                         33             31
--------------------------------------------------------------------------------

Current assets:
  Cash and temporary investments                          12              9
  Restricted cash and temporary investments                -              3
  Receivables (including unbilled revenues)               41             59
  Inventories (at average cost):
      Stored gas inventory                                42             29
      Materials and supplies                               7              7
  Deferred gas costs, net  (Note 2)                       14             27
  Other                                                    2              1
--------------------------------------------------------------------------------
Total current assets                                     118            135
--------------------------------------------------------------------------------

Deferred charges and other assets:
   Pension asset - due from affiliate                      9              -
   Other                                                  14              9
--------------------------------------------------------------------------------
Total deferred charges and other assets                    23             9
--------------------------------------------------------------------------------
    Total                                              $1,155          $698
================================================================================

Capitalization and Liabilities
Capitalization:
   Common equity (Note 3)                               $ 702          $232
   Long-term debt                                         151           151
--------------------------------------------------------------------------------
Total capitalization                                      853           383
--------------------------------------------------------------------------------

Current liabilities:
   Short-term borrowings                                  125           138
   Current portion of long-term debt                        7             7
   Accounts payable                                        36            50
   Accrued taxes                                            7             5
   Customer prepayments and deposits                        7             7
   Advances from parent                                     8             -
   Dividends declared and interest accrued                  8             8
   Other                                                    -             2
--------------------------------------------------------------------------------
Total current liabilities                                 198           217
--------------------------------------------------------------------------------

Deferred credits and other liabilities:
   Deferred income taxes, net                              77            75
   Deferred investment tax credits                          3             3
   Accrued pension cost                                     -             3
   Postretirement benefits - due to affiliate               9             -
   Other                                                   15            17
--------------------------------------------------------------------------------
Total deferred credits and other liabilities              104            98
--------------------------------------------------------------------------------
    Total                                              $1,155          $698
================================================================================



See Notes to Condensed Consolidated Financial Statements.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                   (Unaudited)

   ------------------------------------------------------------------------- ---------------------
                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                   2000       1999           2000       1999
   --------------------------------------------------------------------- -------------------------
                                                             (Millions of Dollars)

   Operating revenues                              $76         $37            $326       $226
   Cost of gas                                      54          14             210        100
   --------------------------------------------------------------------- -------------------------
   Gross margin                                     22          23             116        126
   --------------------------------------------------------------------- -------------------------

   Operating expenses and taxes:
      Operation and maintenance                     17          17              52        51
      Depreciation and amortization                 10           7              32        20
      Other taxes                                    2           2               5        11
   --------------------------------------------------------------------- -------------------------
   Total operating expenses                         29          26              89        82
   --------------------------------------------------------------------- -------------------------

   Operating income (loss)                          (7)         (3)             27        44

   Other income, net                                 1           2               4         3

   Interest charges                                  5           5              15        13
   --------------------------------------------------------------------- -------------------------

   Income (Loss) before Income Taxes and           (11)         (6)             16        34
     Cumulative Effect of Accounting Change

   Income taxes (benefit)                           (3)         (3)             10        13
   --------------------------------------------------------------------- -------------------------

   Income (Loss) before cumulative effect
     of accounting change                           (8)         (3)              6        21

   Cumulative effect of accounting change,
    net of taxes (Note 2)                            -          -                7        -
   --------------------------------------------------------- -------------- ----------------------
   --------------------------------------------------------- -------------- ----------------------

   Net income (loss)                                (8)         (3)             13        21
   Retained earnings at beginning of period         10          81              73        68
   Common stock cash dividends declared and other   (5)         (5)            (89)      (16)
   --------------------------------------------------------- -------------- ----------------------
   ========================================================= ============== ======================
   Retained earnings (accumulated deficit)
     at end of period                             $ (3)        $73           $  (3)    $  73
   ========================================================= ============== ======================

    See Notes to Condensed Consolidated Financial Statements.


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



   -----------------------------------------------------------------------------
                                                              Nine Months Ended
                                  September 30
                                    2000 1999
   ------------------------------------------------------------------------- ---
                              (Millions of Dollars)

   Cash Flows From Operating Activities:                      $13         $21
      Net income
   Adjustments to reconcile net income to net
     cash provided from operating
          activities:
            Cumulative effect of accounting change             (7)          -
            Depreciation and amortization                      35          22
            Over (under) collections, fuel adjustment clause    4           3
            Deferred income taxes, net                          2           6
          Change in operating assets and liabilities:
            (Increase) Decrease in receivables, net            32          21
            (Increase) Decrease in inventories                (11)         (5)
            (Increase) Decrease in pension receivable          (9)          -
            Increase (Decrease) in accounts payable
              and advances                                     (6)         (7)
            Increase (Decrease) in accrued pension cost        (3)         (1)
            (Increase) Decrease in deferred gas cost            4          (3)
            Increase (Decrease) in postretirement payable       9
          Other, net                                           (3)         (3)
   -----------------------------------------------------------------------------
   Net Cash Provided from Operating Activities                 60          54
   -----------------------------------------------------------------------------

   Cash Flows From Investing Activities:
      Construction expenditures                               (25)        (33)
      Nonutility and other                                     (2)         (6)
   -----------------------------------------------------------------------------
   Net Cash Used for Investing Activities                     (27)        (39)
   -----------------------------------------------------------------------------

   Cash Flows From Financing Activities:
      Issuance of common stock                                 -            4
      Decrease in short-term borrowings, net                  (13)         10
      Retirement of long-term debt and common stock            (1)        (11)
      Cash dividends                                          (16)        (15)
   -----------------------------------------------------------------------------
   Net Cash Used for Financing Activities                     (30)        (12)
   -----------------------------------------------------------------------------

   Net increase in cash and temporary investments               3           3
   Cash and temporary investments at January 1                  9           4
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

   Cash and temporary investments at September 30             $12       $   7
   ================================================================= ==========

   Supplemental cash flow information:

   Cash paid during the period for:
      Interest (net of capitalized interest
          of $0.7 for 2000 and $0.5 for 1999)                 $15         $ 11
      Income taxes                                             12            7


   In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $467 million acquisition adjustment.


   See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


         The  following  notes should be read in  conjunction  with the Notes to
Consolidated Financial Statements appearing in Public Service Company of North Carolina, Inc.'s (PSNC) Annual Report on Form 10-K for the fiscal year ended September 30, 1999. These are interim financial statements, and due to the seasonality of PSNC's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments necessary for a fair statement of the results of operations for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         PSNC accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate regulated. As a result, PSNC has recorded, as of September 30, 2000, approximately $26 million and $0.2 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.1 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, PSNC may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on PSNC's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

         B.   Change in Fiscal Year

         On March 27, 2000 PSNC filed a transition report on Form 10-Q/A with the Securities and Exchange Commission (SEC) to change its fiscal year end to December 31 from September 30 effective January 1, 2000.

         C.   Recently Issued Accounting Standard and Bulletin

         In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to expand the normal purchase and sale exemption for supply contracts and to redefine interest rate risk to reduce sources of ineffectiveness, among other things. PSNC has appointed a team to implement SFAS 133, as amended. This team has been educating both financial and non-financial personnel, inventorying contracts and addressing various other SFAS 133 related issues. PSNC will adopt SFAS 133, as amended, on January 1, 2001. PSNC is determining the impact of adoption of SFAS 133 on its consolidated results of operations and financial position. Adoption of this statement should have no impact on consolidated cash flows.

         In December 1999 the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In June 2000 the SEC amended the Bulletin to delay the implementation date until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Bulletin provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. This Bulletin, which PSNC will adopt for the fourth quarter of 2000, is not expected to have a material impact on PSNC's results of operations, cash flows or financial position.

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

         If this method had been applied retroactively, net income (loss) would have been $(2.9) million and $21.4 million for the three and nine months ended September 30, 1999, respectively, compared to $(3.0) million and $20.7 million, respectively, as reported.

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

         PSNC has recorded a utility plant acquisition adjustment of approximately $467 million, which reflects the excess of SCANA's purchase price of approximately $700 million over the fair value of PSNC's net assets at January 1, 2000. The adjustment is being amortized over 35 years on the straight-line basis. Common equity at September 30, 2000 includes the acquisition adjustment.

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

5.       RATE AND OTHER REGULATORY MATTERS

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

          On December 7, 1999 the NCUC issued an order approving the acquisition of PSNC by SCANA. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. On December 30, 1999 the Carolina Utility Customer Association, Inc. (CUCA) filed an appeal of this order. On June 15, 2000 CUCA withdrew its appeal.

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

                   On November 6, 1997 the NCUC issued an order permitting PSNC, on a trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC's request for permanent approval of this mechanism was approved by the NCUC in an order issued April 6, 2000.

6.      CONTINGENCIES

         With respect to commitments at September 30, 2000, reference is made to
         Note 12 to Consolidated Financial Statements appearing in PSNC's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Contingencies at September 30, 2000 include the following:

         PSNC owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining sites may range from $3.7 million to $50.1 million over a 30-year period. Subsequently, an environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes the cost of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. Recovery of carrying costs on deferred amounts is not allowed. At September 30, 2000 PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of estimated shared cost recovery from other PRPs.

       Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

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

                                               Disclosure of Reportable Segments
                                                      (Millions of Dollars)

    ----------------------- ------------------- -------------- --------- ---------------- --------------------
    Three months ended          Gas               Energy        All      Adjustments/     Consolidated
    September 30, 2000      Distribution        Marketing      Other     Eliminations        Total
    ----------------------- ------------------- -------------- --------- ---------------- --------------------

    External Revenue            $ 45                $31           -              -          $ 76
    Intersegment Revenue           -                  -           -              -             -
    Operating Income (Loss)       (8)               n/a         n/a            $ 1            (7)
    Net Income (Loss)            n/a                  -         $ 1             (9)           (8)
    Segment Assets             1,137                 17          55            (54)        1,155

    ----------------------- ------------------- -------------- --------- ---------------- --------------------
    Three months ended          Gas               Energy        All      Adjustments/     Consolidated
    September  30, 1999     Distribution        Marketing      Other     Eliminations        Total
    ----------------------- ------------------- -------------- --------- ---------------- --------------------

    External Revenue           $ 37                n/a           $           $ (1)            $ 37
                                                                 1
    Intersegment Revenue          -                n/a         (18)             -               18
    Operating Income (Loss)      (3)               n/a           -             (3)             n/a
    Net Income (Loss)            n/a               n/a          (3)             2               (5)
    Segment Assets               637               n/a          46             (34)             649


    ----------------------- ------------------- -------------- --------- ---------------- --------------------
    Nine months ended           Gas               Energy        All      Adjustments/     Consolidated
    September 30, 2000      Distribution        Marketing      Other     Eliminations1       Total
    ----------------------- ------------------- -------------- --------- ---------------- --------------------

    External Revenue            $267               $85        $(26)            $326               -
    Intersegment Revenue           -                 1         (31)               -             $30
    Operating Income              25               n/a           2               27             n/a
    Net Income                   n/a                 1           4                8              13
    Segment Assets             1,137                17          55              (54)          1,155
    ----------------------- ------------------- -------------- --------- ---------------- --------------------
    Nine months ended           Gas               Energy        All      Adjustments/     Consolidated
    September 30, 1999      Distribution        Marketing      Other     Eliminations        Total
    ----------------------- ------------------- -------------- --------- ---------------- --------------------

    External Revenue           $226                n/a           $5           $ (5)            $226
    Intersegment Revenue          -                n/a          (39)             -               39
    Operating Income             44                n/a            -             44              n/a
    Net Income                   n/a               n/a           18             21                3
    Segment Assets               637               n/a           46            (34)             649

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

Capital Expansion Program

         PSNC's capital expansion program, through the construction of lines, services, systems, and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for its product. PSNC's calendar 2000 construction budget is approximately $38 million, compared to actual construction expenditures for calendar 1999 of $44.5 million. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the nine months ended September 30, 2000 were $24.6 million compared to $32.5 million for the same period last year.

Earnings and Dividends

         Net income for the nine months ended September 30, 2000 and 1999 was as follows:

    ------------------------------------------ ---------------------------------

                                              Nine Months Ended September 30,
    (Millions of Dollars)                           2000          1999
    ------------------------------------------ ---------------------------------
    Net income derived from:
       Operations                                   $ 6.3        $20.7
       Change in accounting                           6.6          -
    ========================================== =================================
           Total net income                         $12.9        $20.7
    ========================================== =================================

         Net income from operations decreased approximately $14.4 million. This was primarily due to increased depreciation and amortization expense arising from the amortization of the utility plant acquisition adjustment (see Note 3 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) and additional plant Net income from a change in accounting resulted from the recording of unbilled revenues (See Note 2 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS).

         The nature of PSNC's business is seasonal. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.

         PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA as follows:

Declaration Date      Dividend Amount    Quarter Ended          Payment Date

February 22, 2000    $6 million          March 31, 2000         April 1, 2000
April 27, 2000       $5 million          June 30, 2000          July 1, 2000
August 16, 2000      $4.5 million        September 30, 2000     October 1, 2000
October 17, 2000     $3.5 million        December 31, 2000      January 1, 2001

Gas Distribution

         Changes in gas distribution sales margins (excluding unbilled revenue and eliminating the impact of franchise taxes in 1999 as described at Other Operating Expenses) for the nine months ended September 30, 2000, when compared to the corresponding period in 1999, were as follows:

--------------------------------------------------------------------------------
(Millions of Dollars)         Nine Months Ended
                                September 30,
--------------------------------------------------------------------------------
                              2000       1999          Change     % Change
                              ----       ----          ------     --------
Gas operating revenue        $263.9     $219.3          $ 44.6       20.3%
Less:  Cost of gas            141.0      100.0            41.0       41.0%
===============================================================================
Gross margin                $ 122.9     $119.3          $ 3.6         3.0%
================================================================================

         The increase in margin for the nine months ended September 30, 2000 primarily results from customer growth. Customers as of September 30, 2000 and 1999 were approximately 352,000 and 339,000, respectively.

Energy Marketing

         The energy marketing sales margin (including affiliated transactions) for the nine months ended September 30, 2000 was as follows:

       ------------------------------------------------------
       (Millions of Dollars)                 Nine Months Ended
                                               September 30,
       --------------------------------------------------------
       Net income derived from:
         Gas revenue                                $86.0
         Less:  Cost of gas                          83.2
       --------------------------------------------------------
         Margin                                     $ 2.8
       ========================================================

         Energy Marketing consists of SCANA Public Service Company, L.L.C., which became a wholly owned subsidiary of PSNC effective December 31, 1999 (see
Note 4 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS) and participates in nonregulated activities such as natural gas brokering and supply services.

Other Operating Expenses

         Depreciation and amortization expense increased approximately $12.1 million for the nine months ended September 30, 2000 as compared to the same period in 1999 due primarily to the amortization of the utility plant acquisition adjustment (see Note 3 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS).

         The decrease in other taxes for the nine months ended September 30, 2000 as compared to the same period in 1999 resulted primarily from the elimination of franchise taxes by the State of North Carolina effective August 1, 1999. The franchise tax was replaced by an excise tax. Franchise taxes totaled $6.3 million in 1999, and were included in PSNC's billing rates and recorded as both operating revenues and general tax expense. The new excise tax is added to customer bills based on the volume of natural gas consumed. PSNC does not include the excise tax in either operating revenues or general tax expense, as this tax is a pass-through from the customer to the State of North Carolina.

Income Taxes

         Income taxes as a percentage of Income Before Income Taxes increased for the nine months ended September 30, 2000 compared to the corresponding period for 1999, primarily due to the non- deductibility of amortization expense related to the acquisition adjustment.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     As more fully disclosed in Part I, Item 1, in Note 6 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, in this Form 10-Q, under "Contingencies" and in Part II in Note 7 to the financial statements in the Annual Report on Form 10-K for the year ended September 30, 1999, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants were formerly operated and is cooperating with the North Carolina Department of Environment and Natural Resources to investigate these sites.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Part I Exhibits:

                       Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

        (b) Reports on Form 8-K:

                      None

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


                                  PUBLIC SERVICE COMPANY
                                  OF NORTH CAROLINA, INCORPORATED
                                              (Registrant)





November 13, 2000                   s/M. R. Cannon
                                    -----------------------------------
                                    M. R. Cannon, Controller
                                    (Principal accounting officer)

                                  EXHIBIT INDEX

         The following documents are filed as a part of this interim report on Form 10-Q for the period ended September 30, 2000. Those exhibits previously filed and incorporated herein by reference are identified below with reference to the previous filing.

Exhibit
Number

2.01 Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among PSNC, SCANA Corporation, New Sub I, Inc. and New Sub II, Inc. (Filed as
               Exhibit 2.1 to SCANA Corporation's Registration Statement on Form S-4 on May 11, 1999 (File No. 333-78227) and incorporated by reference herein)

3.01 Articles of Incorporation of New Sub II, Inc., dated February 12, 1999 (Filed as Exhibit 3.01 to Registration Statement No. 333-45206)

3.02 Articles of Amendment of New Sub II, Inc. as adopted on February 10, 2000 (Filed as Exhibit 3.02 to Registration Statement No. 333-45206)

3.03           Articles of Correction of PSNC dated February 11, 2000 (Filed as
               Exhibit 3.03 to Registration Statement No. 333-45206)

4.01 Debenture Purchase Agreement, dated as of September 15, 1988, with respect to $25 million of 10% Senior Debentures due October 1, 2003 (Filed as Exhibit 4.01 to Registration Statement No. 333-45206)

4.02 Amendment to Debenture Purchase Agreement dated as of September 15, 1988, between the Company and Southland Life Insurance Company (Filed as Exhibit 4.02 to Registration Statement No. 333-45206)

4.03 Amendment to Debenture Purchase Agreement dated as of September 15, 1988, between the Company and Jefferson-Pilot Life Insurance Company (Filed as Exhibit 4.03 to Registration Statement No. 333-45206)

4.04 Amendment to Debenture Purchase Agreement dated as of September 15, 1988, between the Company and The Franklin Life Insurance Company (Filed as Exhibit 4.04 to Registration Statement No. 333-45206)

4.05 Amendment to Debenture Purchase Agreement dated as of September 15, 1988, between the Company and Columbus Life Insurance Company
              (Filed herewith)

4.06 Amendment to Debenture Purchase Agreement dated as of September 15, 1988, between the Company and Salkeld & Company
              (Filed herewith)

4.07 Amendment to Debenture Purchase Agreement dated as of September 15, 1988, between the Company and UMB Bank (Filed herewith)

4.08 Debenture Purchase Agreement, dated as of December 5, 1989, as amended, with respect to $43 million of 10% Senior Debentures due December 1, 2004 (Filed as Exhibit 4.05 to Registration Statement No.
               333-45206)


Exhibit
Number
   4.09 Amendment to Debenture Purchase Agreement dated as of December 5, 1989, between the Company and The Prudential Life Insurance Company of America (Filed as Exhibit 4.06 to Registration Statement No.
                333-45206)

   4.10 Debenture Purchase Agreement, dated as of June 25, 1992, with respect to $32 million of 8.75% Senior Debentures due June 30, 2012 (Filed as Exhibit 4.07 to Registration Statement No. 333-45206)

   4.11 Indenture dated as of January 1, 1996 (Filed as Exhibit 4.08 to Registration Statement No. 333-45206)

   4.12 First Supplemental Indenture dated as of January 1, 1996, between Public Service Company of North Carolina, Incorporated and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.09 to Registration Statement No. 333-45206)

   4.13 Second Supplemental Indenture dated as of December 15, 1996 Filed as Exhibit 4.10 to Registration Statement No. 333-45206)

   4.14 Third Supplemental Indenture dated as of February 10, 2000 (Filed as Exhibit 4.11 to Registration Statement No. 333-45206)

   4.15 Form of Fourth Supplemental Indenture relating to Notes to be offered pursuant to the prospectus constituting a part of Registration Statement 333-45206 (Filed as Exhibit 4.12 to Registration Statement No. 333-45206)

   10.01 Operating Agreement of Pine Needle LNG Company, LLC dated August 8, 1995 (Filed as Exhibit 10.01 to Registration Statement No. 333-45206)

   10.02 Amendment to Operating Agreement of Pine Needle LNG Company, LLC dated October 1, 1995 (Filed as Exhibit 10.02 to Registration Statement No. 333-45206)

   10.03 Amended Operating Agreement of Cardinal Extension Company, LLC dated December 19, 1996 (Filed as Exhibit 10.03 to Registration Statement No. 333-45206)

   10.04 Amended Construction, Operation and Maintenance Agreement by and between Cardinal Operating Company and Cardinal Extension Company, LLC dated December 19, 1996 (Filed as Exhibit 10.04 to Registration Statement No. 333-45206)

   10.05 Form of Severance Agreement between PSNC and its Executive Officers (Filed as Exhibit 10.05 to Registration Statement No. 333-45206)

   10.06        Service  Agreement  between  PSNC  and  SCANA  Services,   Inc.,
                effective April 1, 2000 (Filed as Exhibit 10.06 to Registration Statement No. 333-45206)

   27.01        Financial Data Schedule (Filed herewith)