Form 10-Q/A
period 2001-03-31
PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2001-05-17
CIK 81025

2







===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                                           Washington, DC 20549

                                 Amendment No. 1

                                   FORM 10-Q/A

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to
                  ------------ --------------------------------

Commission   Registrant, State of Incorporation,             I.R.S. Employer
File Number  Address  and  Telephone Number                  Identification No.


1-11429      Public Service Company of North Carolina,
              Incorporated                                         56-2128483
             (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina  29201
             (803) 217-9000

         Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                              Description of                Shares Outstanding
Registrant                    Common Stock                at  April 30, 2001
----------                    ------------         ----------------------------

Public Service Company of
  North Carolina, Incorporated       Without Par Value               1,0001

1Held beneficially and of record by SCANA Corporation.

         Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

================================================================================

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, as set forth in the pages attached hereto:


         Item 1:   Financial Statements

              The above item has been amended to revise the Condensed Consolidated Statements of Cash Flows for the Company to properly reflect Net Cash Used For Investing Activities for three months ended March 31, 2001. This revision deleted "Sale of Subsidiary" from Cash Flows from Investing Activities and added a note in Supplemental Cash Flow Information related to the sale of PSNC Production Corporation and SCANA Public Service Company LLC.

                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------------------------------------------------
                                                                  March 31,       December 31,
Millions of dollars                                                 2001              2000
------------------------------------------------------------------------------------------------------

Assets
Gas Utility Plant                                                     $795            $787
    Less accumulated depreciation                                      269              263
    Acquisition adjustment, net of accumulated amortization            449              452
------------------------------------------------------------------------------------------------------
           Gas Utility Plant, Net                                      975              976
------------------------------------------------------------------------------------------------------

Nonutility Property and Investments, Net                                 29              34
------------------------------------------------------------------------------------------------------

Current Assets:
     Cash and temporary cash investments                                 31                8
     Restricted cash and temporary investments                            -                5
     Receivables (net of allowance for uncollectible
       accounts of $3 for 2001 and $2 for 2000)                         129              148
     Inventories (at average cost):
        Stored gas                                                       21               32
        Materials and supplies                                            8                7
     Other                                                                2                2
------------------------------------------------------------------------------------------------------
           Total Current Assets                                         191               202
------------------------------------------------------------------------------------------------------

Deferred Charges and Other Assets:
     Due from affiliate-pension asset                                    10               10
     Regulatory assets                                                   21               21
     Other                                                               10               10
------------------------------------------------------------------------------------------------------
            Total Deferred Charges and Other Assets                      41               41
------------------------------------------------------------------------------------------------------
                Total                                                $1,236           $1,253
======================================================================================================
======================================================================================================

Capitalization and Liabilities
Capitalization:
     Common equity                                                    $729            $712
     Long-term debt, net                                               295              145
------------------------------------------------------------------------------------------------------
            Total Capitalization                                     1,024              857
------------------------------------------------------------------------------------------------------

Current Liabilities:
     Short-term borrowings                                                -             125
     Current portion of long-term debt                                    4                4
     Accounts payable                                                   44               84
     Taxes accrued                                                       20                3
     Customer prepayments and deposits                                    4                8
     Advances from parent                                                 -              44
     Dividends declared and interest accrued                             10                5
     Other                                                                 1               1
------------------------------------------------------------------------------------------------------
            Total Current Liabilities                                    83             274
------------------------------------------------------------------------------------------------------

Deferred Credits and Other Liabilities:
      Deferred income taxes, net                                         83              82
      Due to affiliate-postretirement benefits                           10               10
      Regulatory liabilities                                             13                5
      Other                                                              23               25
------------------------------------------------------------------------------------------------------
            Total Deferred Credits and Other Liabilities                129              122
------------------------------------------------------------------------------------------------------
                Total                                               $1,236               $1,253
======================================================================================================

See Notes to Condensed Consolidated Financial Statements.




             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Unaudited)

   ----------------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        March 31,
       Millions of dollars                                      2001                2000
   ------------------------------------------------------------------------- --------------------

       Operating Revenues                                       $228                 $169
       Cost of Gas                                               160                  103
   ------------------------------------------------------------------------- --------------------
           Gross Margin                                            68                  66
   ------------------------------------------------------------------------- --------------------

       Operating Expenses:
          Operation and maintenance                               17                   17
          Depreciation and amortization                           10                   10
          Other taxes                                               2                   2
   ------------------------------------------------------------------------- --------------------
              Total Operating Expenses                             29                  29
   ------------------------------------------------------------------------- --------------------

       Operating Income                                            39                  37

       Other Income, net                                            1                    1

       Interest Charges                                             5                    5
   ------------------------------------------------------------------------- --------------------

       Income Before Income Taxes and                              35                  33
         Cumulative Effect of Accounting Change

       Income Taxes                                                15                  14
   ------------------------------------------------------------------------- --------------------

       Income Before Cumulative Effect of Accounting Change        20                   19

       Cumulative Effect of Accounting Change,
         net of taxes (Note 2)                                      -                    7
   ------------------------------------------------------------------------- --------------------
   ------------------------------------------------------------------------- --------------------

       Net Income                                                  20                   26
       Retained Earnings at Beginning of Period                     9                   73
       Acquisition of Company                                       -                  (73)
       Common Stock Cash Dividends Declared                        (6)                  (6)
   ------------------------------------------------------------------------- --------------------
   ------------------------------------------------------------------------- --------------------
       Retained Earnings at End of Period                        $23                  $20
   ========================================================================= ====================

    See Notes to Condensed Consolidated Financial Statements.









             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



--------------------------------------------------------------------------------------------------
                                                                          Three Months Ended
                                                                               March 31
Millions of dollars                                                        2001          2000
------------------------------------------------------------------------------------- ------------


Cash Flows From Operating Activities:
   Net income                                                              $20            $26
   Adjustments to reconcile net income to net cash provided
     from operating activities:
         Cumulative effect of accounting change, net of taxes                 -            (7)
         Depreciation and amortization                                       12            12
         Equity in earnings of investee                                      (1)           (2)
         Over (under) collection, fuel adjustment clause                     13            17
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                          12             -
            (Increase) decrease in inventories                              10             15
            Increase (decrease) in accounts payable and advances            (75)          (11)
            Increase (decrease) in regulatory liabilities                    (5)            -
            Increase (decrease) in deferred income taxes, net                 1             1
            Increase (decrease) in accrued taxes                             18            19
         Other, net                                                           2             (9)
------------------------------------------------------------------------------------- ------------
Net Cash Provided From Operating Activities                                   7            61
------------------------------------------------------------------------------------- ------------
Cash Flows From Investing Activities:
   Construction expenditures                                                (11)            (8)
   Investments                                                                5             -
   Nonutility and other                                                       2              2
------------------------------------------------------------------------------------- ------------
Net Cash Used For Investing Activities                                       (4)            (6)
------------------------------------------------------------------------------------- ------------
Cash Flows From Financing Activities:
  Issuance of medium-term notes                                            149               -
  Repayment of short-term borrowings, net                                 (125)            (48)
  Retirement of long-term debt and common stock                               -             (1)
  Cash dividends                                                             (4)            (5)
------------------------------------------------------------------------------------- ------------
Net Cash Provided  From (Used For) Financing Activities                      20           (54)
------------------------------------------------------------------------------------- ------------
Net Increase In Cash and Temporary Cash Investments                          23              1
Cash and Temporary Cash Investments, January 1                                8              9
------------------------------------------------------------------------------------- ------------
Cash and Temporary Cash Investments, March 31                              $31              $10
===================================================================================== ============

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized interest of $0.3 for
                     2001 and $0.2 for 2000)                               $2                $3
                - Income taxes                                              -                 1

In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $466 million acquisition adjustment.

Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service
Company LLC were sold to SCANA Energy Marketing, Inc., an affiliate, for $4.4 million, which approximated net book value. Assets transferred included approximately $4.0 million in cash.

See Notes to Condensed Consolidated Financial Statements.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3, 4 and 5, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 2001, approximately $21 million and $13 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.3 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

         B. New Accounting Standard

         Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's adoption of SFAS 133, as amended, did not have a material impact on the Company's results of operations, cash flows or financial position.

         C. Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2001.

2.           CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Effective January 1, 2000 PSNC changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was approximately $6.6 million, net of taxes. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period. Also, effective January 1, 2000 the gas costs associated with unbilled revenues are no longer deferred.

3.       ACQUISITION BY SCANA CORPORATION

         On February 10, 2000 the acquisition of the Company by SCANA Corporation (SCANA) was consummated in a business combination accounted for as a purchase. As a result the Company became a wholly owned subsidiary of SCANA. Pursuant to the Agreement and Plan of Merger, the Company shareholders were paid approximately $212 million in cash and
         17.4 million shares of SCANA common stock valued at approximately $488 million.

         The Company has recorded a utility plant acquisition adjustment of approximately $466 million, which reflects the excess of SCANA's purchase price of approximately $700 million over the fair value of the Company's net assets at January 1, 2000. The adjustment is being amortized over 35 years on the straight-line basis. Common equity at March 31, 2001 reflects this acquisition adjustment.

        The Company agreed to pay approximately $5 million to ten key executives under severance agreements related to the acquisition. Severance benefits of approximately $2.7 million have been paid to seven key executives whose positions were eliminated. In addition, approximately $3.1 million was paid to former directors of the Company in connection with deferred compensation and retirement plans, and approximately $8.1 million was paid to participants in the Company's nonqualified stock option plans.

4.       SALE OF PSNC PRODUCTION CORPORATION AND SCANA PUBLIC SERVICE LLC

          PSNC Production Corporation and SCANA Public Service Company LLC were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA, for $4.4 million, which approximated net book value, effective January 1, 2001.

5.       RATE AND OTHER REGULATORY MATTERS

         On April 6, 2000 the North Carolina Utilities Commission (NCUC) issued an order permanently approving the Company's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed the Company use of this mechanism on a trial basis. This procedure allows the Company to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 the Company filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties. Pursuant to state statutes, the NCUC required the Company to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved the Company's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from the Company's expansion fund for this project. The Company estimates that the cost of this project will be approximately $31.4 million.

              On December 7, 1999 the NCUC issued an order approving the acquisition of the Company by SCANA. As specified in the NCUC order, the Company reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

6.       LONG-TERM DEBT

         On February 16, 2001 the Company issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes.

7.      CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGP) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. An environmental due diligence review of the Company conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. The Company is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRP). An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of March 31, 2001 the Company has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of shared cost recovery from other PRPs. Amounts incurred to date are not material.
         Management intends to request recovery of additional MGP cleanup costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

8.       SEGMENT OF BUSINESS INFORMATION

         For the three months ended March 31, 2001 Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service Company LLC (SCANA Public Service) were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA (see Note 4). In 2000 SCANA Public Service was an Energy Marketing segment of the Company and used net income to measure profitability.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------------------------------- --------- ----------------- ---------------
Three months ended           Gas           Energy        All      Adjustments/      Consolidated
March 31, 2001           Distribution    Marketing      Other     Eliminations          Total
------------------------------------------------------- --------- ----------------- ---------------

External Revenue              $228          n/a            -               -             $228
Intersegment Revenue             -          n/a            -               -                -
Operating Income                39          n/a          n/a               -               39
Segment Assets               1,232          n/a           29              (25)           1,236

------------------------------------------------------- --------- ----------------- ---------------
Three months ended           Gas           Energy        All      Adjustments/      Consolidated
March  31, 2000          Distribution    Marketing      Other     Eliminations          Total
------------------------------------------------------- --------- ----------------- ---------------

External Revenue              $166          $31           -             $(28)              $169
ntersegment Revenue             -            2                        (32)                   -

Operating Income                36          n/a         $30                  1                  37
                                                         n/a
Net Income                     n/a            1
                                                          1       24 1                   26
Segment Assets               1,133           18                        (65)
                                                              54                         1,140

1 Includes cumulative effect of accounting change



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                1426 Main Street
                         Columbia, South Carolina 29218

                                  May 17, 2001


Document Control - EDGAR
U. S. Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, NW
Washington, DC 20549

Gentlemen:

         We are transmitting for filing pursuant to the Securities Act of 1933, as amended, the following:

         Form 10-Q/A Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2001. This amendment revises Public Service Company of North Carolina, Incorporated's Condensed Consolidated Statements of Cash Flows to properly reflect Net Cash Used For Investing Activities for the three months ended March 31, 2001.

         Please call me at (803) 217-9257 if you have any comments or questions.



                            Sincerely,




                            s/Mark L. Sparks
                            Mark L. Sparks
                            Team Leader


/vaw

Enclosures