Form 10-Q
period 2002-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2002-08-13
CIK 81025, 91882, 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to
                  ------------ --------------------------------

Commission   Registrant, State of Incorporation,                I.R.S. Employer
File Number  Address  and  Telephone Number                   Identification No.

1-8809       SCANA Corporation                                       57-0784499
             (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina 29201
             (803) 217-9000

1-3375       South Carolina Electric & Gas Company                   57-0248695
             (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina 29201
             (803) 217-9000

1-11429 Public Service Company of North Carolina, Incorporated 56-2128483 (a South Carolina Corporation)
             1426 Main Street, Columbia, South Carolina  29201
             (803) 217-9000

         Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                 Description of           Shares Outstanding
Registrant                       Common Stock             at July 31, 2002
----------                       ------------         -------------------------

SCANA Corporation                Without Par Value              104,732,446

South Carolina Electric &
  Gas Company                    Par Value $4.50 Per Share       40,296,147 (a)

Public Service Company of
  North Carolina, Incorporated   Without Par Value                1,000 (a)

(a)Held beneficially and of record by SCANA Corporation.

         This combined Form 10-Q is separately filed by SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

         Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

================================================================================

                                      INDEX

                                                                          Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section........................................  3

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of
                June 30, 2002 and December 31, 2001 ......................   4
              Condensed Consolidated Statements of Operations
                for the Periods Ended June 30, 2002 and 2001..............   6
              Condensed Consolidated Statements of Cash Flows
                for the Periods Ended June 30, 2002 and 2001..............   7
              Condensed Consolidated Statements of Comprehensive
                Income (Loss) for the Periods
                Ended June 30, 2002 and 2001...............................  8
              Notes to Condensed Consolidated Financial Statements.........  9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  28


South Carolina Electric & Gas Company Financial Section...................  30

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as
               of June 30, 2002 and December 31, 2001 ....................  31
              Condensed Consolidated Statements of Income
               for the Periods Ended June 30, 2002 and 2001...............  33
              Condensed Consolidated Statements of Cash
               Flows for the Periods Ended June 30, 2002 and 2001.........  34
              Notes to Condensed Consolidated Financial Statements......... 35

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  40

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 45


Public Service Company of North Carolina, Incorporated Financial Section... 46

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as
               of June 30, 2002 and December 31, 2001 ..................... 47
              Condensed Consolidated Statements of Operations
               for the Periods Ended June 30, 2002 and 2001................ 48
              Condensed Consolidated Statements of Cash Flows
                for the Periods Ended June 30, 2002 and 2001............... 49
         Notes to Condensed Consolidated Financial Statements.............. 50

Item 2.  Management's Narrative Analysis of Results of Operations.......... 54


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 56

Item 4.  Submission of Matters to a Vote of Security-Holders................ 56

Item 6.  Exhibits and Reports on Form 8-K................................... 57

Signatures.................................................................. 58

Exhibit Index............................................................... 61

                                SCANA CORPORATION
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                          June 30,  December 31,
Millions of dollars                                         2002         2001
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                                 $5,154      $4,855
    Gas                                                       1,543       1,536
    Other                                                       195         187
--------------------------------------------------------------------------------
        Total                                                 6,892       6,578
    Accumulated depreciation and amortization                (2,440)     (2,364)
--------------------------------------------------------------------------------
        Total                                                 4,452       4,214
    Construction work in progress                               478         544
    Nuclear fuel, net of accumulated amortization                50          45
    Acquisition adjustments, net of accumulated amortization    460         460
--------------------------------------------------------------------------------
        Utility Plant, Net                                    5,440       5,263
--------------------------------------------------------------------------------

Nonutility Property, Net of Accumulated Depreciation             89          93
Investments                                                     191         191
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Nonutility Property and Investments, Net                 280         284
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                              404         212
    Receivables (net of allowance for uncollectible
        accounts of $33 in 2002 and $37 in 2001)                381         424
    Inventories (at average cost):
        Fuel                                                    138         164
        Materials and supplies                                   60          59
        Emission allowances                                      13          13
    Prepayments                                                  31          21
    Investments                                                 170         664
--------------------------------------------------------------------------------
        Total Current Assets                                  1,197       1,557
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                                31          34
    Nuclear plant decommissioning fund                           83          79
    Pension asset, net                                          252         239
    Other regulatory assets                                     223         210
    Other                                                       162         156
--------------------------------------------------------------------------------
        Total Deferred Debits                                   751         718
--------------------------------------------------------------------------------
            Total                                            $7,668      $7,822
================================================================================

                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


-------------------------------------------------------------- -----------------
                                                June 30,         December 31,
Millions of dollars                               2002               2001
-------------------------------------------------------------- -----------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                $2,150             $2,194
    Preferred stock (Not subject to
       purchase or sinking funds)                   106                106
-------------------------------------------------------------- -----------------
        Total Stockholders' Investment            2,256              2,300
Preferred Stock, net (Subject to purchase
    or sinking funds)                                10                 10
SCE&G-Obligated Mandatorily Redeemable
    Preferred Securities of SCE&G's
    Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal
    amount of the 7.55% Junior Subordinated
    Debentures of SCE&G, due 2027                    50                 50
Long-Term Debt, net                               2,993              2,646
-------------------------------------------------------------- -----------------
        Total Capitalization                      5,309              5,006
-------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                            213               165
    Current portion of long-term debt                396               739
    Accounts payable                                 237               275
    Customer deposits                                 46                41
    Taxes accrued                                     39                82
    Interest accrued                                  56                45
    Dividends declared                                36                34
    Deferred income taxes, net                        30               154
    Other                                             26                26
-------------------------------------------------------------- -----------------
       Total Current Liabilities                  1,079              1,561
-------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes, net                       736                720
    Deferred investment tax credits                  116                118
    Reserve for nuclear plant decommissioning         83                 79
    Postretirement benefits                          127                122
    Other regulatory liabilities                     103                100
    Other                                            115                116
-------------------------------------------------------------- -----------------
        Total Deferred Credits                     1,280              1,255
-------------------------------------------------------------- -----------------
           Total                                  $7,668             $7,822
============================================================== =================

See Notes to Condensed Consolidated Financial Statements.







                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------- ------------------------- -------------------------
                                                                               Three Months Ended         Six Months Ended
                                                                                    June 30,                  June 30,
Millions of dollars, except per share amounts                                  2002         2001         2002         2001
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Operating Revenues:
    Electric                                                                   $349         $340         $651          $681
    Gas - regulated                                                             155          175           451          642
    Gas - nonregulated                                                          145          225           369          736
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------
        Total Operating Revenues                                                649          740        1,471        2,059
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Operating Expenses:
    Fuel used in electric generation                                              92           68         166           135
    Purchased power                                                               16           39           21            87
    Gas purchased for resale                                                    234          333           613        1,148
    Other operation and maintenance                                              131         122           258           251
    Depreciation and amortization                                                 55           56          108           112
    Other taxes                                                                   32           29           63            59
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------
        Total Operating Expenses                                                560          647        1,229         1,792
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Operating Income                                                                  89           93         242            267
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Other Income (Loss):
    Other income, including allowance for equity funds
      used during construction                                                    20           18           37            31
    Gain on sale of investments and assets                                        15          546           31          555
    Impairment of investments                                                    (11)            -       (255)
                                                                                                                       -
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------
        Total Other Income (Loss)                                                 24         564         (187)          586
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                                    113          657          55           853
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction                                                      51           59         102           121
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                                     1           1            2             2
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Income (Loss) Before Income Taxes and Preferred Stock Dividends                    61        597           (49)         730
Income Tax Expense (Benefit)                                                      19         210           (21)         262
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Income (Loss) Before Preferred Stock Dividends                                    42         387          (28)          468

Cash Dividends on Preferred Stock of Subsidiary (At stated rates)                  2            2            4             4
--------------------------------------------------------------------------- ----------- ------------- ----------- -------------

Net Income (Loss)                                                                $40        $385         $(32)         $464
=========================================================================== =========== ============= =========== =============
=========================================================================== =========== ============= =========== =============

Basic and Diluted Earnings (Loss) Per Share                                       $.38     $3.67        $(.30)        $4.42
Weighted Average Shares Outstanding (millions)                                104.7        104.7        104.7         104.7

See Notes to Condensed Consolidated Financial Statements.






                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
------------------------------------------------------------------------------------------------
                                                                      Six Months Ended
                                                                          June 30,
Millions of dollars                                                  2002             2001
-------------------------------------------------------------------------------- ---------------

Cash Flows From Operating Activities:
    Net income (loss)                                                $(32)             $464
    Adjustments to reconcile net income
      (loss) to net cash provided from operating
activities:
        Depreciation and amortization                                 113                116
        Amortization of nuclear fuel                                     7                  6
        Gain on sale of investments and assets                         (31)             (555)
        Hedging activities                                              39                (46)
        Impairment on investments                                     255                   -
        Allowance for funds used during construction                   (20)               (9)
        Over (under) collection, fuel adjustment clauses               (21)                2
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables                          44               234
            (Increase) decrease in inventories                         25                (42)
            (Increase) decrease in prepayments                        (10)               (24)
            (Increase) decrease in pension asset                      (13)               (20)
            (Increase) decrease in other regulatory assets              (2)                3
            Increase (decrease) in deferred income taxes, net        (136)              220
            Increase (decrease) in regulatory liabilities              17                  5
            Increase (decrease) in postretirement benefits               5                 4
            Increase (decrease) in accounts payable                   (38)             (158)
            Increase (decrease) in taxes accrued                      (43)               (43)
            Increase (decrease) in interest accrued                     11                  9
        Other, net                                                     21                (74)
-------------------------------------------------------------------------------- ---------------
    Net Cash Provided From Operating Activities                       191                 92
-------------------------------------------------------------------------------- ---------------
Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                                       (269)             (183)
    Proceeds from sale of investments and assets                      336                26
    Increase in nonutility property                                     (7)             (25)
    Investments in affiliates                                          (20)             (28)
-------------------------------------------------------------------------------- ---------------
-------------------------------------------------------------------------------- ---------------
    Net Cash Provided From (Used For) Investing Activities              40             (210)
-------------------------------------------------------------------------------- ---------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                              295               149
        Issuance of notes and loans                                   397               648
    Repayments:
        First and Refunding Mortgage Bonds                           (104)                 -
        Notes and loans                                              (605)             (306)
    Dividends and distributions:
        Common stock                                                  (66)               (61)
        Preferred stock                                                (4)                (4)
    Short-term borrowings, net                                         48              (282)
-------------------------------------------------------------------------------- ---------------
    Net Cash Provided From (Used For) Financing Activities            (39)              144
-------------------------------------------------------------------------------- ---------------
Net Increase In Cash and Temporary Investments                        192                 26
Cash and Temporary Investments, January 1                             212               159
-------------------------------------------------------------------------------- ---------------
Cash and Temporary Investments, June 30                             $404               $185
================================================================================ ===============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
       interest of $7 for 2002 and $5 for                            $89              $111
        2001)
                           - Income taxes                             105                 41

Noncash Investing and Financing Activities:
    Unrealized gain on securities available for sale, net of tax       30               255



   See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
Millions of dollars                       2002      2001      2002      2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net Income (Loss)                         $40       $385      $(32)      $464

Other Comprehensive Income (Loss),
   net of tax:
  Unrealized gains (losses) on
   securities available for sale           (64)      (247)      29        (99)
  Unrealized gains (losses) on
   hedging activities                        3       (34)       27        (53)
  Cumulative effect of change in
   accounting for hedging activities         -          -        -         23
--------------------------------------------------------------------------------
Total Comprehensive Income (Loss) (1)     $(21)      $104      $24       $335
================================================================================

(1) Accumulated other comprehensive loss of the Company totaled $(57) million and $(113) million as of June 30, 2002 and December 31, 2001, respectively.


See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of June 30, 2002 approximately $254 million and $103 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets, and liabilities of approximately $141 million and $90 million, respectively. The electric and gas regulatory assets of approximately $56 million and $57 million, respectively (excluding deferred income tax assets), are recoverable through rates. The Public Service Commission of South Carolina (SCPSC) and the North Carolina Utilities Commission (NCUC) have reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the SCPSC or the NCUC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. However, ultimate recovery is subject to SCPSC or NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.   New Accounting Standards

         The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 141 requires all acquisitions to be accounted for utilizing the purchase method. The Company considers the amounts categorized by the Federal Energy Regulatory Commission (FERC) as "acquisition adjustments" to be goodwill as defined in SFAS 142 and ceased amortization of such amounts upon the adoption of SFAS 142. This amortization is related to acquisition adjustments of approximately $466 million carried on the books of Public Service Company of North Carolina, Incorporated
(PSNC) and approximately $40 million carried on the books of South Carolina Pipeline Corporation (SCPC). The Company has no other intangible assets subject to amortization as provided in SFAS 142.

         If the Company had ceased amortization during all periods presented in the condensed consolidated statements of operations, net income (loss) and basic and diluted earnings (loss) per share would have been as follows:

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
  (Millions of dollars, except per share amounts)            2002         2001         2002        2001
                                                             ----         ----         ----        ----

  Net Income (Loss) as Reported                               $40         $385          $(32)      $464
  Amortization of Acquisition Adjustment                                     4                       7
                                                            ----         ------  -       ------   ------ -
                                                              -                         -
                                                              --                        -
  Net Income (Loss) as Adjusted                               $40         $389           $(32)     $471
                                                              ===         ====           =====     ====

  Basic and Diluted Earnings (Loss) Per Share As Reported    $.38         $3.67         $(.30)    $4.42
  Amortization of Acquisition Adjustment                         -          .03              -        .07
                                                            -----  -     ---  ---        -------  ----- ---
  Basic and Diluted Earnings (Loss) Per Share As Adjusted    $.38         $3.70         $(.30)    $4.49
                                                             ====         =====         =====     =====

         SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company's initial analysis indicated that a write down of the acquisition adjustment associated with PSNC ranging from $200 million to $250 million will be required. The final valuation analysis will be completed by December 31, 2002, and any write-down resulting from the analysis will be recorded as the cumulative effect of a change in accounting principle.

         SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing liabilities related to the future obligation to retire an asset (ARO). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's financial position has not been determined but could be material. Because any ARO anticipated to be recorded would relate to regulated operations, it is not expected that the adoption of the statement will have any impact on results of operations or cash flows.

         The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements from the initial adoption of SFAS 144.

         SFAS 145, "Rescission of SFASs 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections," was issued in April 2002. The provisions of SFAS 145, among other things, discontinue treating gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. The Company will adopt SFAS 145 effective January 1, 2003 and does not expect that such adoption will have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS 146 effective January 1, 2003, and does not expect that such adoption will have any impact on the Company's results of operations, cash flows or financial position.

C.  Stock Option Plan

         The Company sponsors the SCANA Corporation Long-Term Equity Compensation Plan (the Plan), under which certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under APB 25, "Accounting for Stock Issued to Employees" related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." At June 30, 2002, options issued and outstanding under the Plan totaled approximately 1.9 million.

D.  Earnings (Loss) Per Share

         Earnings (loss) per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed as net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

E.  Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

2.        RATE AND OTHER REGULATORY MATTERS

         South Carolina Electric & Gas Company (SCE&G)

         Electric

         In April 2002 the SCPSC approved SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

         In September 1999 the SCPSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The SCPSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of June 30, 2002 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2001 through June 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-June 2002

         In 1994 the SCPSC issued an order approving SCE&G's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 2001, as a result of the annual review, the SCPSC approved SCE&G's request to increase the billing surcharge from 1.1 cents per therm to 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at June 30, 2002 ($20.6 million) prior to the end of 2005.

         Public Service Company of North Carolina, Incorporated (PSNC)

         PSNC's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas and changes in the rates charged by PSNC's pipeline transporters. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC's gas purchasing practices annually.

         PSNC's benchmark cost of gas in effect during the period January 1, 2001 through June 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.690         January 2001
                   $.750         February-March 2001
                   $.650         April-August 2001
                   $.500         September-October 2001
                   $.350         November-December 2001
                   $.300         January 2002
                   $.215         February-June 2002

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC's requests for disbursement of up to $28.4 million from PSNC's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. PSNC estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed at a cost of approximately $5.8 million, and customers began receiving service in July 2001. Construction has begun in Jackson County, and approximately $0.9 million in construction costs have been incurred through June 30, 2002.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in each of August 2000 and August 2001, and agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

South Carolina Pipeline Corporation (SCPC)

         SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. In July 2002, the SCPSC found that for the period January 2001 through March 2002 SCPC's gas purchasing policies and practices were prudent and the gas cost recovery provisions of its gas tariff were properly adhered to.

3.       LONG-TERM DEBT

         On January 31, 2002 SCANA issued $250 million of medium-term notes maturing February 1, 2012 and bearing a fixed interest rate of 6.25 percent. Also on January 31, 2002 SCANA issued $150 million of two-year floating rate notes maturing on February 1, 2004. The interest rate on the floating rate notes is reset quarterly based on three-month LIBOR plus 62.5 basis points. Proceeds from these issuances were used to refinance $400 million of two-year floating rate notes that matured on February 8, 2002, which had been issued to finance SCANA's acquisition of PSNC.

         On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

4.      RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2002 approximately $39 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

5.      FINANCIAL INSTRUMENTS

        Investments

        SCANA and certain of its subsidiaries hold investments in marketable securities, some of which are subject to SFAS 115 mark-to-market accounting and some of which are considered cost basis investments for which determination of fair value historically has been considered impracticable. Equity holdings subject to SFAS 115 are categorized as "available for sale" and are carried at quoted market, with any unrealized gains and losses credited or charged to other comprehensive income within common equity on the Company's balance sheet. Debt securities are categorized as "held to maturity" and are carried at amortized cost. When indicated, and in accordance with its stated accounting policy, SCANA performs periodic assessments of whether any decline in the value of these securities to amounts below SCANA's cost basis is other than temporary. When other than temporary declines occur, write-downs are recorded through operations, and new (lower) cost bases are established.

        At June 30, 2002 SCANA and SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held marketable equity and debt securities in the following companies in the amounts noted in the table below.

                                                                                                         As of June 30, 2002
                                                                                                                       Unrealized
Investee                 Held   Securities (a)                                               Basis      Market     Gain (Loss)
By                                                                                                                 (b)
------------------------------- -------------------------------------------------------------------- ------------- ---------------
                                                                                                    (Millions of dollars)

DTAG                 SCH        18.3 million ordinary shares                                 $258.0        $170.5      $(87.5)

ITC                  SCH        3.1 million shares common stock                                 5.8           (c)          n/a
                     SCH        645,153 shares series A  convertible preferred stock            7.2           (c)          n/a
                     SCH        133,664 shares series B convertible preferred stock             4.0           (c)          n/a

ITC^DeltaCom         SCH        5.1 million shares common stock                                   -             -            -
                     SCH        1.5 million shares series A convertible preferred stock           -             -            -

                     SCANA      5,349 shares series B-1 preferred stock convertible into
                                938,418
                                   shares of common stock                                         -             -            -
                     SCANA      6,973 shares series B-2 preferred stock convertible into
                                2,723,828
                                   shares of common stock                                         -             -            -
                     SCANA      Warrants to purchase approximately 1.0 million shares
                                    common stock                                                  -             -            -

Knology              SCH        7.2 million shares series A preferred stock, convertible into
                                7.5
                                   million shares common stock                                 14.0           (c)          n/a
                     SCH        Warrants to purchase 159,180 shares series A convertible
                                   preferred stock, convertible into 164,900 shares common        -           (c)          n/a
                                stock
                     SCH        8.3 million shares series C preferred stock, convertible into
                                8.3
                                   million shares common stock                                 15.6           (c)          n/a
Knology
 Broadband           SCH        $118,071,000 face amount, 11.875% Senior Discount notes due    82.1           (d)          n/a
                                2007

(a)  Convertible preferred stock is convertible into common stock at any time.
(b)  Amounts are included in accumulated other comprehensive income (loss), net of taxes.
(c)  Market value not readily determinable.
(d)  Market value not readily determinable, classified as held to maturity.


        Deutsche Telekom AG (DTAG) is an international telecommunications carrier. On March 1, 2002 the Company determined that the decline in value of its investment in DTAG to below its cost basis of $20.30 per share was other than temporary, and recorded an impairment loss of approximately $160 million (after tax). In March 2002 SCH sold 21 million ordinary shares of DTAG at a weighted average price of $14.82 per share through a series of market transactions. The sales resulted in net after tax proceeds of approximately $250 million.

     ITC Holding Company (ITC) holds ownership interests in several Southeastern communications companies. ITC^DeltaCom, Inc. (ITCD) is a regional provider of telecommunications services and an affiliate of ITC. Knology, Inc. (Knology) is a broadband service provider of cable television, telephone and internet services. Knology is an affiliate of ITC. Knology Broadband, Inc. (Knology Broadband) is a wholly-owned subsidiary of Knology and an affiliate of ITC.

     In June 2002 ITCD announced plans for a reorganization and entered into Chapter 11 bankruptcy. As a result the Company and SCH wrote off their investments in ITCD in the second quarter resulting in an aggregate impairment charge of approximately $7.0 million (after tax). Upon the bankruptcy court's acceptance of the reorganization plan, the Company is committed to provide up to $15 million in equity financing for ITCD.

        In July 2002 Knology negotiated a potential exchange of its discount notes for a combination of new notes and new preferred stock. As a result of the anticipated exchange, the Company recorded an impairment loss of approximated $0.3 million (after-tax). If the anticipated note restructuring occurs, the Company has committed to purchase an additional 6.5 million shares of series C preferred stock for approximately $19.5 million.

Derivatives

        Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income, depending upon the intended use of the derivative and the resulting designation.

        The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

        Risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to a Risk Management Committee. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for those transactions that are allowed.

Commodities

        The Company uses derivative instruments to hedge anticipated future purchases of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile price market and risks associated with price differentials at different delivery locations. The basic types of financial instruments utilized are exchange-traded instruments, such as New York Mercantile Exchange futures contracts or options and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions.

        As a result of adopting SFAS 133, the Company recorded a credit to other comprehensive income of approximately $23.0 million, net of tax, as the effect of a change in accounting principle (transition adjustment) on January 1, 2001. This amount represents the reclassification of unrealized gains that were deferred and reported as liabilities at December 31, 2000. Substantially all of this amount was reclassified into earnings in 2001 as a component of gas cost.

       The Company recognized losses of approximately $2.9 million and $21.9 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three and six months ended June 30, 2002, respectively. The Company recognized a loss of approximately $0.3 million and a gain of approximately $4.6 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three and six months ended June 30, 2001, respectively. These gains and losses were recorded in cost of gas. The Company estimates that most of the June 30, 2002 unrealized loss balance of $0.4 million, net of tax, will be reclassified from accumulated other comprehensive income to earnings in 2002 as a realized gas cost increase if market prices remain stable. As of June 30, 2002 substantially all of the Company's cash flow hedges settle by their terms before the end of 2005.

       Certain derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

       The Company also utilizes certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in net income and was insignificant in the periods presented.

Interest Rates

       In May 2001 the Company entered into an interest rate swap agreement to pay variable rate and receive fixed rate interest payments on a notional amount of $300 million. This swap was designated as a fair value hedge of the $300 million medium-term notes also issued in May. The swap agreement was terminated and replaced with another swap agreement to pay variable rate and receive fixed rate interest payments, also designated as a fair value hedge, in August 2001. At June 30, 2002 the estimated fair value of this swap was $13.4 million. In August 2001 the Company received $6.5 million to terminate the original swap. The $6.5 million basis adjustment of the related debt is being amortized as a reduction to interest expense over the ten-year term of the $300 million medium-term notes.

         In December 2001 PSNC entered into two interest rate swap agreements to pay variable rate and receive fixed rate interest payments on a combined notional amount of $44.9 million. These swaps were designated as fair value hedges of PSNC's $12.9 million, 10 percent senior debenture due 2004 and $32.0 million, 8.75 percent senior debenture due 2012. At June 30, 2002 the estimated fair value of these swaps was $0.9 million.

         The fair value of these interest rate swaps is reflected within other deferred debits on the balance sheet. The corresponding hedged fair value change of the debt is also recorded on the balance sheet. The receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

6.       COMMITMENTS AND CONTINGENCIES

         Reference is made to Note 13 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Commitments and contingencies at June 30, 2002 include the following:

A.      Lake Murray Dam Reinforcement

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $250 million and be completed in 2005.

B.      Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

        SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.5 million.

        To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it would have a material adverse impact on the Company's results of operations, cash flows and financial position.

C.      Environmental

        The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations.

        South Carolina Electric & Gas Company

        In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of SCE&G's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA expects to issue a Record of Decision dealing with the intermediate aquifer and sediments in late 2002. SCE&G anticipates that major remediation activities will be completed in 2003, with certain monitoring activities continuing until 2007. As of June 30, 2002, SCE&G has spent approximately $17.9 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. SCE&G anticipates that major remediation activities for these three sites will be completed before 2006. SCE&G has spent approximately $2.0 million related to these sites and expects to spend an additional $6.0 million.

        Public Service Company of North Carolina, Incorporated

        PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC estimates the cost to remediate the sites to be between $11.3 million and $21.9 million. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). At June 30, 2002 PSNC has recorded a liability and associated regulatory asset of $8.9 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1.2 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

D.      Telecommunications Investments

        For a discussion of commitments related to the Company's telecommunications investments, see Note 5.

  7.    SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC and meets SFAS 131 criteria for aggregation.

                        Disclosure of Reportable Segments
                              (Millions of dollars)

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
       Three Months Ended            External    Intersegment     Operating           Net            Segment
          June 30, 2002              Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                    $349          $145             $86              n/a            $5,245
Gas Distribution                          85            17              (2)            n/a             1,611
Gas Transmission                          70            40               6              $3               290
Retail Gas Marketing                    111               -           n/a                1                 63
Energy Marketing                         34               -           n/a               (2)                64
Telecommunications Investments             -              -              -              (3)               307
All Other                                  -              1              -               4                484
Adjustments/Eliminations                   -          (203)             (1)             37               (396)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                     $649               -           $89             $40             $7,668
================================== ============= ============== =============== ================= ===============


-------------------------------------------- -------------- --------------- ----------------- ---------------
        Six Months Ended         External    Intersegment     Operating           Net            Segment
          June 30, 2002          Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
-------------------------------------------- -------------- --------------- ----------------- ---------------

Electric Operations                 $651         $293            $174              n/a            $5,245
Gas Distribution                     325            18              52             n/a             1,611
Gas Transmission                     126           113              (3)             $(2)             290
Retail Gas Marketing                 296              -            n/a               15               63
Energy Marketing                       73             -            n/a               (3)              64
Telecommunications Investments           -            -              -            (153)              307
All Other                                -            3              -                3               484
Adjustments/Eliminations                 -        (427)             19             108               (396)
-------------------------------------------- -------------- --------------- ----------------- ---------------
Consolidated Total                $1,471              -          $242             $(32)           $7,668
============================================ ============== =============== ================= ===============


-------------------------------------------- -------------- --------------- ----------------- ---------------
       Three Months Ended        External    Intersegment     Operating           Net            Segment
          June 30, 2001          Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
-------------------------------------------- -------------- --------------- ----------------- ---------------

Electric Operations                $340          $133            $94               n/a            $4,790
Gas Distribution                    125               -             (7)            n/a             1,606
Gas Transmission                      50            47              4               $ 2               288
Retail Gas Marketing                 121              -           n/a                (5)             114
Energy Marketing                    104               -           n/a                 6               126
Telecommunications Investments         -              -              -              352            1,023
All Other                              -              -             -                (6)             430
Adjustments/Eliminations               -          (180)             2                36              (529)
-------------------------------------------- -------------- --------------- ----------------- ---------------
-------------------------------------------- -------------- --------------- ----------------- ---------------
Consolidated Total                 $740               -          $93              $385            $7,848
============================================ ============== =============== ================= ===============

-------------------------------------------- -------------- --------------- ----------------- ---------------
        Six Months Ended         External    Intersegment     Operating           Net            Segment
          June 30, 2001          Revenue        Revenue         Income           Income           Assets
-------------------------------------------- -------------- --------------- ----------------- ---------------

Electric Operations                 $681         $272            $191               n/a           $4,790
Gas Distribution                     510              1             53              n/a            1,606
Gas Transmission                     132           166               4               $1               288
Retail Gas Marketing                 384              -           n/a                 7               114
Energy Marketing                     352              -           n/a                 5               126
Telecommunications Investments           -            -              -              349            1,023
All Other                                -            -              -              (12)             430
Adjustments/Eliminations                 -        (439)             19             114               (529)
-------------------------------------------- -------------- --------------- ----------------- ---------------
-------------------------------------------- -------------- --------------- ----------------- ---------------
Consolidated Total                $2,059              -          $267             $464            $7,848
============================================ ============== =============== ================= ===============
============================================ ============== =============== ================= ===============



8.     SUBSEQUENT EVENTS

A. On August 2, 2002 the Company filed a registration statement with the Securities and Exchange Commission for the proposed issuance and sale of up to 6,000,000 shares of SCANA Common Stock. The offering is expected to be concluded in the fall of 2002. Net proceeds from the sale will be contributed to the equity capital of SCE&G or used for general corporate purposes.

B. On August 6, 2002 SCE&G filed an application with the SCPSC requesting a $105 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects at SCE&G's recently completed Urquhart Station and the generating station currently under construction in Jasper County. It also includes costs for equipment required for environmental and air quality improvements.

C. The Company is planning to issue $100 million one-year floating rate medium term notes on August 15, 2002 maturing on August 15, 2003. The interest rate on the notes is expected to be reset quarterly based on a three-month LIBOR plus
87.5 basis points. The proceeds will be used for general corporate purposes.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility and nonutility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) inflation, (11) changes in environmental regulations, (12) volatility in commodity natural gas markets and
(13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

        In South Carolina electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2002. Further, while several companies have announced their intent to site merchant generating plants in the Company's service territory, economic events, environmental concerns and other factors have slowed those efforts. At the Federal level, energy legislation has passed both houses of Congress in 2002, though significant differences exist between the House and Senate versions. Among other things, this legislation would require that one percent of the electric energy sold by retail electric suppliers be generated from renewable energy resources beginning in 2005. This requirement would gradually escalate to ten percent in 2019. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. In addition, on July 31, 2002, FERC proposed new rules aimed at creating a standard market design for wholesale electric markets. See Other Matters-Regional Transmission Organization, in this Management's Discussion and Analysis of Financial Conditions and Results of Operations. The Company is not able to predict whether these or similar legislative or regulatory actions will be enacted and, if they are, the impact they will have on the Company.

Gas Transmission

       SCG Pipeline, Inc. (SCG), when operational, will provide interstate transportation services for natural gas to markets in southeastern Georgia and South Carolina. SCG will transport natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG at Elba Island, near Savannah, Georgia. The endpoint of SCG's line will be at the site of the natural gas-fired generating station that SCE&G is building in Jasper County, South Carolina. In June 2002 SCG received preliminary approval from FERC to acquire and build a pipeline from Elba Island, Georgia to Jasper County, South Carolina. Final approval is pending. The project has an anticipated in-service date of November 2003.

Retail Gas Marketing

        In April 2002 Georgia's Governor signed into law the Natural Gas Consumer's Relief Act of 2002 (the Act). The Act attempts to resolve many of the issues surrounding Georgia's deregulated natural gas market with the following significant provisions:

o creates a regulated provider selected through a bidding process to serve low-income and high credit risk customers, o allows Georgia's 42 non-profit Electric Membership Corporations (EMC) to set up natural gas affiliates that may seek certification as marketers of natural gas,
o establishes new service quality standards and addresses assignment of interstate assets, and o gives the Georgia Public Service Commission (GPSC) the authority to temporarily regulate rates if more than 90% of customers in a specific area of the state are served by three or fewer marketers.

        The GPSC is responsible for implementing and monitoring most of the Act's provisions. While SCANA Energy believes the Act represents a balanced approach in addressing deregulation issues for consumers and marketers, the impact the Act will have on SCANA Energy and Georgia's natural gas market cannot be predicted until more details of GPSC's implementation become known.

        In June 2002 SCANA Energy won GPSC approval to become the State's regulated provider. In this capacity, SCANA Energy will serve low-income customers at below-market rates subsidized by Georgia's Universal Service Fund, and it will extend service at above-market rates to high-risk customers who have been denied service by other marketers.

     In June 2002 the fourth largest marketer in Georgia's natural gas market declared bankruptcy. In July 2002 a subsidiary of Southern Company completed its purchase of the bankrupt marketer's Georgia operations. Southern Company, through a subsidiary, sells electricity to approximately two million customers in Georgia. Southern Company is anticipated to be a significant competitor in the Georgia natural gas market. In addition, in July 2002 one EMC applied to the GPSC to become certified as a gas marketer.

        SCANA Energy and SCANA's other natural gas distribution, transmission and marketing segments maintain gas inventory and also utilize forward contracts and financial instruments, including futures contracts, to manage their exposure to fluctuating commodity natural gas prices. (See Note 5 of Notes to Condensed Consolidated Financial Statements.) As a part of this risk management process, a portion of SCANA's projected natural gas needs has been purchased or otherwise placed under contract. This factor and others (e.g., the level of bad debts experienced) are, in the aggregate, used to establish retail pricing levels at SCANA Energy. As a result of the regulatory actions discussed above and other downward pricing pressures inherent in the competitive market, SCANA Energy may be unable to sustain its current levels of customers and/or pricing, thereby reducing expected margins and profitability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short-term and long-term indebtedness and sales of additional equity securities. See Note 8 of Notes to Condensed Consolidated Financial Statements. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended June 30, 2002 was 1.27.

     On August 6, 2002 SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects at SCE&G's recently completed Urquhart Station and the Jasper Generating Station currently under construction, both of which are discussed below. It also includes costs for equipment required for environmental and air quality improvements.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the six months ended June 30, 2002 and 2001:

--------------------------------------------------------------------------------
                                                          Six Months Ended
                                                              June 30,
Millions of dollars                                     2002             2001
--------------------------------------------------------------- ----------------

Net cash provided from operating activities               $191            $92
Net cash provided from (used for)
  financing activities                                     (39)           144
Funds used for investments in
  equity securities                                        (20)           (28)
Cash provided from sale of investments and assets          336             26
Cash and temporary investments available at the
  beginning of the period                                  212            159
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net cash available for  property additions
  and construction expenditures                           $680           $393
===============================================================================

Funds used for utility property additions and
               construction expenditures,
    Net of noncash allowance for funds used
      during construction                                $269            $183
Funds used for nonutility property additions                7             25
===============================================================================

        On January 31, 2002 SCANA issued $250 million of medium-term notes maturing February 1, 2012 and bearing a fixed interest rate of 6.25 percent. Also on January 31, 2002 SCANA issued $150 million of two-year floating rate notes maturing on February 1, 2004. The interest rate on the floating rate notes is reset quarterly based on three-month LIBOR plus 62.5 basis points. Proceeds from these issuances were used to refinance $400 million of two-year floating rate notes that matured on February 8, 2002, which had been issued to finance SCANA's acquisition of PSNC.

        On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

        On April 24, 2002 SCANA redeemed $202 million of floating rate medium-term notes that were set to mature on January 24, 2003. The notes were bearing interest of 2.90 percent at the time of redemption.

     On July 15, 2002 SCANA retired at maturity $300 million of floating rate medium-term notes. The notes were bearing interest of 4.063 percent at maturity.

        The Company is planning to issue $100 million one-year floating rate medium term notes on August 15, 2002 maturing on August 15, 2003. The interest rate on the notes is expected to be reset quarterly based on a three-month LIBOR plus 87.5 basis points. The proceeds will be used for general corporate purposes.

        SCE&G placed in service a $248 million gas turbine generator project in Aiken County, South Carolina in June 2002. Two combined-cycle turbines burn natural gas to produce 340 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station.

        In 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in the summer of 2004, and SCG Pipeline, Inc., will transport natural gas to the facility. In connection with the facility, SCE&G has signed a 250 megawatt electric supply contract with North Carolina Electric Membership Corporation for a term of at least nine years beginning January 1, 2004.

SECURITIES RATINGS (As of July 31, 2002)

             SCANA                         SCE&G                                           PSNC
------------------------------------------- ------------------------------------------ --- ----------------------
----------------------------------- --------------------------------- ------------- ------------- ---------------
                                    First and
                  Medium-  First    Refunding               Trust
       Rating       Term  Mortgage   Mortgage  Preferred  Preferred    Commercial      Senior       Commercial
       Agency      Notes   Bonds      Bonds      Stock   Securities      Paper       Unsecured        Paper
       ------      -----   -----      -----      -----   ----------      -----       ---------        -----

Moody's              A3       A1         A1      Baa1        A3           P-1            A2            P-1
Standard & Poor's   BBB+      A-         A-       BBB        BBB          A-1            A-            A-1
Fitch Ratings        A-       A+         A+        A          A           F-1           n/a            n/a
----------------------------------- --------------------------------- ------------- ------------- ---------------

        These ratings reflect the downgrade issued by Standard & Poor's on July 31, 2002. The Company does not expect the downgrade to adversely impact the Company's liquidity.

ENVIRONMENTAL MATTERS

        For information on environmental matters see Note 6C of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

Regional Transmission Organization (RTO)

        In June 2002 the Company and the other two electric utilities that formed GridSouth Transco LLC (GridSouth) suspended implementation of GridSouth. Though the three companies continue to support the RTO concept, GridSouth implementation was suspended pending the issuance and evaluation of new FERC directives. In July 2002 FERC issued a Notice of Proposed Rulemaking (NOPR) which further defines FERC's new standard market design for wholesale electric markets, including bidding rules and other measures to create a common market framework. The Company is currently evaluating this NOPR to determine what effect it will have on the Company's operations. Additional directives from FERC are expected later in 2002.

Radio Service Network

        In April 2002 SCI sold its 800 Mhz radio service network within South Carolina to Motorola, Inc. for an after tax gain of approximately $9 million.

Telecommunications Investments

        In June 2002 ITC^DeltaCom, Inc. (ITCD) announced plans for a reorganization and entered into Chapter 11 bankruptcy. As a result the Company and SCH wrote off their investments in ITCD in the second quarter (see Note 5 of Notes to Condensed Consolidated Financial Statements). Upon the bankruptcy court's acceptance of the reorganization plan, the Company is committed to provide up to $15 million in equity financing for ITCD which will result in the Company owning approximately 7% of the reorganized ITCD.

        In July 2002 Knology, Inc. (Knology) negotiated a potential exchange of its discount notes for a combination of new notes and new preferred stock. As a result of the anticipated exchange, the Company recorded an impairment loss of approximately $0.3 million (after-tax). If the anticipated note restructuring occurs, the Company has committed to purchase an additional 6.5 million shares of series C preferred stock for approximately $19.5 million. This purchase is expected to occur before year end, and will result in the Company owning a 13% voting interest in Knology.

        For more information on telecommunications investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Nuclear Station License Extension

     In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station. If approved, the extension would allow the plant to operate through 2042.

Transit

        SCE&G and the City of Columbia, South Carolina (City) have entered into an agreement under which a regional transit authority is expected to take over operation of SCE&G's transit system effective August 31, 2002. As part of the agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, will convey transit-related property and equipment to the City and will convey the historic Columbia Canal and Hydroelectric Plant to the City. The transaction has been approved by the SCPSC and the SEC, but is still subject to approval by FERC and other customary conditions to closing.

Stock Purchase-Savings Plan

        Between April 17, 2002 and August 1, 2002 265,814 shares of the Company's no par value common stock ("Common Stock") were purchased in open market transactions by AMVESCAP National Trust Company as Trustee of the Company's Stock Purchase-Savings Plan (the "Plan"). These shares were purchased for the accounts of those employees of the Company and its subsidiaries that participate in the Plan. Under the terms of the Plan, employees may contribute up to 15% of their "eligible earnings" to the Plan and the Company matches the first 6% of such contributions on a dollar-for-dollar basis. The Company believes that the open market purchase of shares by the Trustee should not be deemed to be an offer or sale of securities subject to the registration requirements of the Securities Act of 1933, as amended. Nevertheless, because the matter is not free from doubt and because the Plan provides for original issue purchases as well as open market purchases, the Company filed a registration statement on August 2, 2002, on Form S-8 (333-97555) registering 5,000,000 shares of Common Stock for sale under the Plan.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2001

Earnings (Loss) Per Share

        Earnings (loss) per share of common stock for the second quarter and year to date periods ended June 30, 2002 and 2001 were as follows:

---------------------------------------------------------------------------- -----------------------------
                                                       Second Quarter                Year to Date
                                                     2002          2001          2002           2001
-------------------------------------------------------------- ------------- -------------
                                                                                           ---------------

Earnings (loss) derived from:
    Operations                                       $.36           $.29        $1.10          $1.00
    Non-recurring items:
       Realized gain from stock investment               -          3.38           .10           3.38
       Sale of subsidiary assets                       .09              -          .09            .04
       Investment impairment                          (.07)                    $(1.59)
                                                                                           ---------------
-------------------------------------------------------------- ------------- ------------- ---------------
       Earnings (loss) per weighted average share    $.38         $3.67          $(.30)         $4.42
============================================================== ============= ============= ===============

Second Quarter 2002 vs 2001
        Earnings per share from operations increased $.07 primarily due to lower interest expense of $.05, improved margins from sales of electricity of $.04, increased allowance for funds used during construction of $.02, lower depreciation and amortization expense of $.01 and other of $.01. These factors were partially offset by higher operation and maintenance expenses of $.05 and lower gas margins of $.01.

        Earnings (loss) per share from non-recurring items included a $.09 gain from the sale of a subsidiary's radio service network in April 2002 and a $.07 loss due to an impairment write-down of the Company's investment in ITCD in June 2002. In May 2001 the Company recognized a non-cash gain of $3.38 from the sale of its investment in Powertel, Inc.

Year to Date 2002 vs 2001
        Earnings (loss) per share from operations increased $.10 primarily due to lower interest expense of $.11, improved margins from sales of electricity of $.03, lower depreciation and amortization expense of $.02, increased allowance for funds used during construction of $.05, improved results from non-regulated subsidiaries of $.04, increased tax deductions from benefit plans of $.02 and other increases of $.02. These factors were partially offset by lower gas margins of $.13, higher operation and maintenance expenses of $.04, higher property taxes of $.01 and other decreases of $.01.

        Earnings (loss) per share from non-recurring items includes a second quarter 2002 gain from the sale of the Company's radio service network of $.09 and loss from an impairment charge for the Company's investment in ITCD of $.07. In addition, the Company recognized a non-recurring gain of $.10 per share in connection with the sale of Deutsche Telekom AG (DTAG) ordinary shares in March 2002. In March 2002 the company also recorded an impairment write-down of $1.52 per share related to the other than temporary decline in market value of the Company's investment in DTAG (see Note 5 of Notes to Condensed Consolidated Financial Statements). In 2001 the Company recorded a gain from the sale of its investment in Powertel, Inc. of $3.38 and a gain from the sale of the assets of SCANA Security of $.04.

Pension Income

         For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income in the second quarter and the year to date periods of 2002 decreased significantly compared to corresponding periods in 2001 primarily as a result of a less favorable investment market. Pension income during these periods was recorded on the Company's financial statements as follows:

-------------------------------------------------------------------------------
                                            Second Quarter         Year to Date
Millions of dollars                       2002        2001      2002      2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Financial Statement Impact:
  Reduction in employee benefit costs     $3.3       $5.2      $6.9      $10.4
  Increase in other income                 1.8        3.0       3.9        6.0
  Reduction in capital expenditures        1.0        1.4       1.9        2.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Total Pension Income                      $6.1       $9.6     $12.7      $19.3
====================================================================== ========

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 16 percent and 42 percent of income (loss) before taxes and preferred stock dividends for the three and six months ended June 30, 2002, respectively, compared to one percent for both corresponding periods in 2001. The increase in AFC is primarily the result of increased construction expenditures related to the projects at Urquhart Station, Jasper County and Lake Murray Dam (see discussion at LIQUIDITY AND CAPITAL RESOURCES) and the effect of non-recurring items on income (loss) before tax for the periods.

Dividends Declared

        The Company's Board of Directors declared the following dividends on common stock during 2002:

-------------------- --------------------- -------------------- ---------------
Declaration Date     Dividend Per Share    Record Date          Payment Date
-------------------- --------------------- -------------------- ---------------

February 21, 2002            $.325         March 8, 2002        April 1, 2002
May 2, 2002                  $.325         June 10, 2002        July 1, 2002
August 1, 2002               $.325         September 10, 2002   October 1, 2002
-------------------- --------------------- -------------------- ---------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins were as follows:

 -----------------------------------------------------------------------------------------------------------------------
                                                 Second Quarter                             Year to Date
 Millions of dollars                     2002      2001        Change             2002       2001        Change
 -----------------------------------------------------------------------------------------------------------------------

 Electric operating revenue            $348.5    $340.5      $8.0     2.3%      $651.1     $680.7    $(29.6)    (4.3%)
 Less:  Fuel used in generation          91.5      67.9      23.6    34.8%       165.9      135.1       30.8    22.8%
           Purchased power               16.3      39.0    (22.7)  (58.2%)        21.4       87.5     (66.1)  (75.5%)
 -----------------------------------------------------------------           --------------------------------
 Margin                                $240.7    $233.6      $7.1     3.0%      $463.8     $458.1       $5.7     1.2%
 =======================================================================================================================

Second Quarter 2002 vs 2001
        Margin increased due to more favorable weather. Fuel used in generation increased and purchased power cost decreased due to the repowering project at the Urquhart plant which was completed in June 2002 and higher utilization of steam plants during the planned maintenance outage at Summer Station in 2002.

Year to Date 2002 vs 2001
        Margin increased due to more favorable weather in the second quarter, which was partially offset by less favorable weather in the first quarter. Fuel used in generation increased and purchased power cost decreased due to more plants being on line during the period.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                  Second Quarter                             Year to Date
Millions of dollars                     2002      2001          Change          2002       2001            Change
--------------------------------------------------------------------------------------------------------------------------

Gas distribution operating revenue       $102.5   $125.0  $(22.5)   (18.0%)      $343.5      $510.5   $(167.0)  (32.7%)
Less: Gas purchased for resale             60.9     88.1   (27.2)   (30.9%)       201.0       367.7    (166.7)  (45.3%)
-------------------------------------------------------------------           ---------------------------------
Margin                                    $41.6    $36.9    $4.7      12.7%      $142.5      $142.8     $(0.3)    (0.2%)
==========================================================================================================================

Second Quarter 2002 vs 2001
        Margin increased primarily due to customer growth. Revenues and gas purchases decreased as a result of lower commodity natural gas prices.

Year to Date 2002 vs 2001
        Margin decreased primarily due to milder weather and weak economic conditions in the first quarter, which were partially offset by customer growth in the second quarter. Revenues and gas purchases decreased as a result of lower commodity natural gas prices.

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                  Second Quarter                             Year to Date
Millions of dollars                     2002      2001          Change           2002       2001           Change
--------------------------------------------------------------------------------------------------------------------------

Gas distribution operating revenue       $110.9    $97.1   $13.8     14.2%        $239.0     $298.4    $(59.4)  (19.9%)
Less: Gas purchased for resale             98.4     86.5    11.9     13.8%         227.0      278.7     (51.7)  (18.6%)
-------------------------------------------------------------------           ---------------------------------
Margin                                    $12.5    $10.6    $1.9     17.9%         $12.0      $19.7     $(7.7)  (39.1%)
==========================================================================================================================

Second Quarter 2002 vs 2001
        Margin increased primarily due to the favorable competitive position of natural gas relative to alternate fuels, including increased sales for electric generation.

Year to Date 2002 vs 2001
        Margin decreased primarily due to the unfavorable competitive position of natural gas relative to alternate fuels in the first quarter, which was partially offset by a favorable competitive position in the second quarter.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail Gas Marketing also includes industrial sales in the state of Georgia. Retail gas marketing revenues and net income, were as follows:

----------------------------------------------------------------------------------------------------------
                                   Second Quarter                             Year to Date
Millions of dollars       2002       2001         Change         2002       2001           Change
----------------------------------------------------------------------------------------------------------

Operating revenues       $111.2     $121.0   $(9.8)   (8.1%)    $296.2       $384.0  $(87.8)    (22.9%)
Net income (loss)           $0.7      $(2.5)  $3.2       *        $14.6        $6.8     $7.8       *
==========================================================================================================
*Greater than 100%

Second Quarter 2002 vs 2001
        Operating revenues decreased primarily as a result of the decline in commodity natural gas prices, lower volumes and fewer customers. The change from a net loss in 2001 to net income in 2002 resulted primarily from lower bad debt expense.

Year to Date 2002 vs 2001
        Operating revenues decreased primarily as a result of the decline in commodity natural gas prices, lower volumes and fewer customers. Net income increased primarily due to lower bad debt expense.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income (loss) were as follows:

------------------------------------------------------------------------------------------------------
                               Second Quarter                             Year to Date
Millions of dollars   2002      2001         Change           2002      2001           Change
------------------------------------------------------------------------------------------------------

Operating revenues      $33.4   $103.9  $(70.5)   (67.9%)    $72.4       $351.6  $(279.2)    (79.4%)
Net income (loss)      $(2.1)     $1.6   $(3.7)      *        $(3.2)       $5.1   $(8.3)        *
======================================================================================================
*Greater than 100%


Second Quarter 2002 vs 2001
        Operating revenue decreased primarily as a result of declines in commodity natural gas prices from the record levels experienced in 2001 and due to less favorable weather than in 2001. Net income (loss) decreased primarily as a result of the closing of operations of SCANA Energy Trading, LLC during the first quarter of 2002 and the closing of the Midwest office in the third quarter of 2001.

Year to Date 2002 vs 2001
        Operating revenues decreased primarily as a result of declines in commodity natural gas prices from the record levels experienced in 2001 and due to less favorable weather than in 2001. Net income (loss) decreased primarily as a result of the closing of operations of SCANA Energy Trading, LLC during the first quarter of 2002 and the closing of the Midwest office in the third quarter of 2001.

Other Operating Expenses

        Changes in other operating expenses were as follows:

-----------------------------------------------------------------------------------------------------------------
                                           Second Quarter                            Year to Date
Millions of dollars              2002      2001          Change           2002      2001           Change
-----------------------------------------------------------------------------------------------------------------

Other operation and maintenance   $131.4   $122.0    $9.4       7.7%       $257.8    $251.3   $6.5       2.6%
Depreciation and amortization       54.7     56.2     (1.5)    (2.7%)       108.4     111.8    (3.4)    (3.0%)
Other taxes                         32.1     28.8      3.3     11.5%         63.3      58.7     4.6      7.8%
------------------------------------------------------------           -------------------------------
Total                             $218.2   $207.0   $11.2       5.4%       $429.5    $421.8   $7.7       1.8%
=================================================================================================================

        Other operation and maintenance expense for the three and six months ended June 30, 2002 compared to the corresponding periods in 2001 increased primarily due to increased nuclear refueling maintenance costs, higher property insurance costs and reduced pension income in 2002. Depreciation and amortization for the three and six months decreased due to implementation of SFAS 142 and the resulting reduction in amortization expense related to goodwill (see Note 1B of Notes to Condensed Consolidated Financial Statements), which was partially offset by increases for normal property additions. Other taxes increased primarily due to increased property taxes.

Other Income (Loss)

        Other income, including AFC, for the three and six months ended June 30, 2002 increased compared to the corresponding periods in 2001 primarily due to construction at the Urquhart Station, Jasper County and Lake Murray Dam projects. The decrease in Other Income related to gain on sale of investments and assets and the loss incurred from impairment of investments are discussed at Earnings (Loss) Per Share.

Interest Expense

        Interest expense for the three and six months ended June 30, 2002 decreased compared to the corresponding periods in 2001 primarily due to declining interest rates on the Company's debt.

Income Taxes

        Income taxes for the three and six months ended June 30, 2002 decreased approximately $191 million and $283 million, respectively, when compared to the corresponding periods in 2001. These decreases are primarily due to reductions of deferred income taxes in connection with the non-recurring investment impairments recorded in March and June 2002 arising from the Company's telecommunications investments (see Note 5 of Notes to Condensed Consolidated Financial Statements), which were partially offset in March and April 2002 by the sale of DTAG stock and the sale of the Company's radio service network.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        All financial instruments held by the Company described below are held for purposes other than trading.

        Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

As of June 30, 2002                                          Expected Maturity Date
-------------------                                          ----------------------
Millions of  dollars
                                                                                           There-                   Fair
Liabilities                            2002      2003      2004       2005       2006       after       Total      Value
------------------------------------- -------- --------- ---------- ---------- ---------- ---------- ------------ ---------
------------------------------------- -------- --------- ---------- ---------- ---------- ---------- ------------ ---------

Long-Term Debt:
Fixed Rate ($)                          11.7    298.7      187.1      182.1      162.8     2,174.6     3,017.0    3,026.4
Average Fixed Interest Rate             8.32      6.38      7.58       7.43       8.63         6.79        6.94
Variable Rate ($)                      300.0          -    150.0           -          -                   450.0      447.7
                                                                                              -
Average Variable Interest Rate          4.06          -     2.54           -          -                    3.55
                                                                                              -

Interest Rate Swap:
Pay Variable/Receive Fixed ($)              -         -     12.9           -          -      332.0       344.9
                                                                                                                    14.2
  Average Pay Interest Rate                 -         -     7.82           -          -        2.62        2.81
  Average Receive Interest Rate             -         -    10.00           -          -                    6.35
                                                                                            6.21

        While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

        In addition, the Company has investments in the 11.875 percent senior discount notes (due 2007) of a telecommunications company, the cost basis of which is approximately $82.1 million. See additional discussion at Other Matters
- Telecommunications Investments at Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

As of June 30, 2002
Millions of dollars, except weighted average settlement price and strike price

Natural Gas Derivatives:     Expected Maturity in 2002         Expected Maturity in 2003
------------------------- --------------------------------- --------------------------------
                          Settlement  Contract     Fair     Settlement  Contract    Fair
                          Price (a)    Amount      Value    Price (a)    Amount     Value
Futures Contracts:
  Long($)                    3.54       40.2       44.9        3.92       27.6      33.4
  Short($)                   3.40         2.8       2.6        3.90        1.0        0.9

                            Strike          Contract          Strike         Contract
                             Price           Amount            Price          Amount
                             (a)                               (a)
Options:
  Purchased put (long)($)    3.50             16.1                 -              -
  Sold put (short)($)        3.45             26.4             2.30             4.1
------------------------- ----------- --------------------- ----------- --------------------

(a)  Weighted average

        See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions.

     Risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to a Risk Management Committee. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions that are allowed.

     The NYMEX futures information above includes those financial positions of both Energy Marketing and SCPC. The ultimate effects of the hedging activities of SCPC are passed through to its customers through SCPC's weighted average cost of gas calculation.

     Equity price risk - Investments in telecommunications companies' equity securities are carried at market value or, if market value is not readily determinable, at cost. The Company's investments in such securities totaled $217.1 million at June 30, 2002. A temporary decline in value of ten percent would result in a $21.7 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income. An other than temporary decline in value of ten percent would result in a $21.7 million reduction in fair value and a corresponding adjustment to net income, net of tax effect.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                      June 30,      December 31,
Millions of dollars                                     2002            2001
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                           $4,862          $4,563
    Gas                                                   432             425
    Other                                                 195             188
--------------------------------------------------------------------------------
        Total                                           5,489           5,176
    Accumulated depreciation and amortization          (1,899)         (1,841)
--------------------------------------------------------------------------------
        Total                                           3,590           3,335
    Construction work in progress                         420             511
    Nuclear fuel, net of accumulated amortization          50              45
--------------------------------------------------------------------------------
        Utility Plant, Net                              4,060           3,891
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                   24              24
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                         63              78
    Receivables                                           246             212
    Receivables - affiliated companies                      3               4
    Inventories (at average cost):
        Fuel                                               44               39
        Materials and supplies                             49               48
        Emission allowances                                13               13
    Prepayments                                            21                6
--------------------------------------------------------------------------------
        Total Current Assets                              439             400
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                          21              24
    Nuclear plant decommissioning fund                     83              79
    Pension asset, net                                    252             239
    Due from affiliates - pension
     and postretirement benefits                           16              15
    Other regulatory assets                               202             193
    Other                                                 107              97
--------------------------------------------------------------------------------
        Total Deferred Debits                             681             647
--------------------------------------------------------------------------------
            Total                                      $5,204          $4,962
================================================================================

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


-------------------------------------------------------------- -----------------
                                                 June 30,          December 31,
Millions of dollars                                2002               2001
-------------------------------------------------------------- -----------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                 $1,768             $1,750
    Preferred stock (Not subject to
     purchase or sinking funds)                      106                106
-------------------------------------------------------------- -----------------
        Total Stockholders' Investment             1,874               1,856
Preferred Stock, net (Subject to purchase
    or sinking funds)                                 10                  10
Company-Obligated Mandatorily Redeemable
    Preferred Securities of the Company's
    Subsidiary Trust, SCE&G Trust I, holding
    solely $50 million principal amount
    of the 7.55% Junior Subordinated
    Debentures of SCE&G, due 2027                     50                  50
Long-Term Debt, net                                1,609               1,412
-------------------------------------------------------------- -----------------
          Total Capitalization                     3,543               3,328
-------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                             213                165
    Current portion of long-term debt                  25                  28
    Accounts payable                                  112                  99
    Accounts payable - affiliated companies            70                  78
    Customer deposits                                  21                  19
    Taxes accrued                                      21                  80
    Interest accrued                                   33                  27
    Dividends declared                                 40                  42
    Deferred income taxes, net                         17                  12
    Other                                                9                  8
-------------------------------------------------------------- -----------------
          Total Current Liabilities                   561                558
-------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes, net                        605                599
    Deferred investment tax credits                   107                109
    Reserve for nuclear plant decommissioning          83                  79
    Due to affiliates - pension and
     postretirement benefits                           17                  16
    Postretirement benefits                           127                122
    Regulatory liabilities                             95                  81
    Other                                              66                  70
-------------------------------------------------------------- -----------------
          Total Deferred Credits                   1,100               1,076
-------------------------------------------------------------- -----------------
                Total                             $5,204             $4,962
============================================================== =================

See Notes to Condensed Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

---------------------------------------------------------------- ------------------------- --------------------------
                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
Millions of dollars                                                 2002         2001          2002         2001
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Operating Revenues:
    Electric                                                        $350         $342          $654         $683
    Gas                                                                53           58          160           215
---------------------------------------------------------------- ------------ ------------ ------------- ------------
        Total Operating Revenues                                      403          400          814           898
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Operating Expenses:
    Fuel used in electric generation                                   75           55          131           105
    Purchased power (including affiliated purchases)                   42           61           75           136
    Gas purchased for resale                                           40           46          112           165
    Other operation  and maintenance                                   97           84          180           162
    Depreciation and amortization                                      42           41           84            82
    Other taxes                                                        28           25           54            50
---------------------------------------------------------------- ------------ ------------ ------------- ------------
        Total Operating Expenses                                     324           312          636           700
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Operating Income                                                       79           88          178           198
---------------------------------------------------------------- ------------ ------------ ------------- ------------
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Other Income:
   Other Income, Including Allowance for Equity Funds
      Used During Construction                                         10             9           19           13
   Gain on sale of assets                                               -             1            -             1
---------------------------------------------------------------- ------------ ------------ ------------- ------------
---------------------------------------------------------------- ------------ ------------ ------------- ------------
        Total Other Income                                             10           10           19            14
---------------------------------------------------------------- ------------ ------------ ------------- ------------
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                          89           98         197           212
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction                                     29           28          57             56
Preferred Dividend Requirement of the Company -
    Obligated Mandatorily Redeemable Preferred Securities               1             1         2               2
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Income Before Income Taxes and Preferred Stock Dividends               59           69         138           154
Income Taxes                                                           19           26           46            57
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Net Income                                                             40           43          92             97
Preferred Stock Cash Dividends Declared (At stated rates)               2             2           4              4
---------------------------------------------------------------- ------------ ------------ ------------- ------------
Earnings Available for Common Stockholder                            $38           $41         $88            $93
================================================================ ============ ============ ============= ============

See Notes to Condensed Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                              Six Months Ended
                                                                  June 30,
Millions of dollars                                          2002      2001
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net income                                                $92       $97
      Adjustments to reconcile net income to net cash
         provided from operating activities:
          Depreciation and amortization                         84        82
          Amortization of nuclear fuel                           7         6
          Allowance for funds used during construction         (18)       (7)
          Gain on sale of assets                                  -       (1)
          Over (under) collections, fuel adjustment clauses    (11)      (11)
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables               (33)       31
              (Increase) decrease in inventories                (6)       (9)
              (Increase) decrease pension asset                (13)      (20)
              (Increase) decrease other regulatory assets        2         2
              Increase (decrease) deferred income taxes, net    11        19
              Increase (decrease) other regulatory liabilitie   18         9
              Increase (decrease) postretirement benefits        5         4
              Increase (decrease) in accounts payable            5       (51)
              Increase (decrease) in taxes accrued             (59)      (14)
              Increase (decrease in interest accrued             6         6
          Other, net                                           (25)      (32)
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities              65       111
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Utility property additions and construction
     expenditures, net of AFC                                 (238)      (151)
    Proceeds from sales of assets                                1         1
    Nonutility property additions                               (1)        -
    Investments                                                 (3)        -
--------------------------------------------------------------------------------
       Net Cash Used For Investing Activities                 (241)     (150)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds:
          Issuance of First Mortgage Bonds                    295       149
          Capital contribution from parent                      3        15
     Repayments:
          First and Refunding Mortgage Bonds                 (104)         -
          Other long-term debt                                 (2)       (2)
     Dividends and distributions:
          Common stock                                         (75)      (77)
          Preferred stock                                       (4)       (4)
     Short-term borrowings, net                                 48      (72)
--------------------------------------------------------------------------------
       Net Cash Provided From Financing Activities             161          9
--------------------------------------------------------------------------------

Net Decrease In Cash and Temporary Investments                 (15)     (30)
Cash and Temporary Investments, January 1                       78       60
--------------------------------------------------------------------------------
Cash and Temporary Investments, June 30                        $63       $30
================================================================================
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
      interest of $7 for 2002 and $4 for 2001)                 $84       $77
                           - Income taxes                      $45        11


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of June 30, 2002 approximately $223 million and $95 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets, and liabilities of approximately $125 million and $86 million, respectively. The electric and gas regulatory assets of approximately $56 million and $41 million, respectively, (excluding deferred income tax assets) are recoverable through rates. The Public Service Commission of South Carolina (SCPSC) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the SCPSC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.     New Accounting Standards

       SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing liabilities related to the future obligation to retire an asset (ARO). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's financial position has not been determined but could be material. Because any ARO anticipated to be recorded would relate to regulated operations, it is not expected that the adoption of the statement will have any impact on results of operations or cash flows.

       The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective January 1, 2002. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements from the initial adoption of SFAS 144.

       SFAS 145, "Rescission of SFASs 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections," was issued in April 2002. The provisions of SFAS 145, among other things, discontinue treating gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion No. 30. The Company will adopt SFAS 145 effective January 1, 2003 and does not expect that such adoption will have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS 146 effective January 1, 2003, and does not expect that such adoption will have any impact on the Company's results of operations, cash flows or financial position.

C.     Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

2.    RATE AND OTHER REGULATORY MATTERS

       Electric

        In April 2002 the SCPSC approved the Company's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

        In September 1999 the SCPSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The SCPSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of June 30, 2002 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        Gas

        The Company's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        The Company's cost of gas component in effect during the period January 1, 2001 through June 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-June 2002

        In 1994 the SCPSC issued an order approving the Company's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 2001, as a result of the annual review, the SCPSC approved the Company's request to increase the billing surcharge from 1.1 cents per therm to 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at June 30, 2002 ($20.6 million) prior to the end of 2005.

3.     LONG-TERM DEBT

       On January 31, 2002 the Company issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of the Company's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

4.      RETAINED EARNINGS

       The Company's Restated Articles of Incorporation and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2002 approximately $39 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5.     COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Commitments and Contingencies at June 30, 2002 include the following:

A.      Lake Murray Dam Reinforcement

        In 1999 the Federal Energy Regulatory Commission (FERC) mandated that the Company reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

B.      Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

        The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $15.5 million.

        To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that the Company's rates would not recover the cost of any purchased replacement power, the Company will retain the risk of loss as a self-insurer. The Company has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it would have a material adverse impact on the Company's results of operations, cash flows and financial position.

C.      Environmental

        The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations.

        Such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $20.6 million at June 30, 2002. The deferral includes the estimated costs associated with the following matters.

        In September 1992 the Environmental Protection Agency (EPA) notified the Company, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of the Company's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, the Company was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that the Company conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA expects to issue a Record of Decision dealing with the intermediate aquifer and sediments in late 2002. The Company anticipates that major remediation activities will be completed in 2003, with certain monitoring activities continuing until 2007. As of June 30, 2002, the Company has spent approximately $17.9 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for these three sites will be completed before 2006. The Company has spent approximately $2.0 million related to these sites and expects to spend an additional $6.0 million.

6.      SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its reportable segments. Therefore, net income is not allocated to these segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to the Company's segments.

        The Electric Operations segment is comprised of the electric portion of the Company and South Carolina Fuel Company (Fuel Company)and is primarily engaged in the generation, transmission, and distribution of electricity. The Company's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern, and southwestern portions of South Carolina. Sales of electricity to industrial, commercial, and residential customers are regulated by the SCPSC and by FERC. Fuel Company acquires, owns, and provides financing for the fuel and emission allowances required for the operation of the Company's generation facilities.

        The Gas Distribution segment, comprised of the Company's local distribution operations, is engaged in the purchase and sale, primarily at retail, of natural gas. The Company's operations extend to 33 counties in South Carolina covering approximately 22,000 square miles.

        The Company's reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operations' product differs from Gas Distribution's, as does the generation process and method of distribution.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------------- -------------- ---------------- ---------
   Three months ended    External     Intersegment      Operating      Segment
     June 30, 2002        Revenue        Revenue      Income (Loss)     Assets
------------------------------------- -------------- ---------------- ---------

Electric Operations        $350            $55             $83         $5,245
Gas Distribution             53              1              (4)           435
All Other                     -              -               -              4
Adjustments/Eliminations      -            (56)              -           (480)
------------------------------------- -------------- ---------------- ---------
------------------------------------- -------------- ---------------- ---------
Consolidated Total         $403              -             $79          $5,204
===================================== ============== ================ =========

-------------------------------- --------------- ---------------- -----------
Six months ended       External     Intersegment      Operating      Segment
 June 30, 2002         Revenue        Revenue       Income (Loss)     Assets
-------------------------------- --------------- ---------------- -----------

Electric Operations       $654            $107            $167        $5,245
Gas Distribution           160               1              12           435
All Other                     -              -               -             4
Adjustments/Eliminations      -           (108)             (1)         (480)
----------------------------------- --------------- ---------------- -----------
----------------------------------- --------------- ---------------- -----------
Consolidated Total        $814               -            $178        $5,204
=================================== =============== ================ ===========


---------------------------------- ------------- ----------------- -----------
Three months ended    External     Intersegment     Operating       Segment
  June 30, 2001        Revenue       Revenue      Income (Loss)      Assets
---------------------------------- ------------- ----------------- -----------

Electric Operations       $342          $52              $94           $4,790
Gas Distribution            58            -               (5)            423
All Other                    -            -                -
                                                                           5
Adjustments/Eliminations     -         (52)               (1)
                                                                        (457)
----------------------------------- ------------- ----------------- -----------
----------------------------------- ------------- ----------------- -----------
Consolidated Total       $ 400             -             $88           $4,761
=================================== ============= ================= ===========

--------------------------------- --------------- ---------------- -----------
 Six months ended     External     Intersegment      Operating      Segment
  June 30, 2001       Revenue        Revenue       Income (Loss)     Assets
--------------------------------- --------------- ---------------- -----------

Electric Operations       $683          $99              $184          $4,790
Gas Distribution           215            -                16             423
All Other                    -            -                 -
                                                                            5
Adjustments/Eliminations     -         (99)                (2)
                                                                         (457)
---------------------------------- --------------- ---------------- -----------
Consolidated Total       $898             -              $198          $4,761
================================== =============== ================ ===========

7.     SUBSEQUENT EVENTS

A. On August 2, 2002 the Company filed a registration statement with the Securities and Exchange Commission for the proposed issuance and sale of up to 6,000,000 shares of SCANA Common Stock. The offering is expected to be concluded in fall of 2002. Net proceeds from the sale will be contributed to the equity capital of SCE&G or used for general corporate purposes.

B. On August 6, 2002 SCE&G filed an application with the SCPSC requesting a $105 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects at SCE&G's recently completed Urquhart Station and the generating station currently under construction in Jasper County. It also includes costs for equipment required for environmental and air quality improvements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 2001.

       Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) inflation, (10) changes in environmental regulations and (11) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the SEC. SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

       In South Carolina electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2002. Further, while several companies have announced their intent to site merchant generating plants in SCE&G's service territory, economic events, environmental concerns and other factors have slowed those efforts. At the Federal level, energy legislation has passed both houses of Congress in 2002, though significant differences exist between the House and Senate versions. Among other things, this legislation would require that one percent of the electric energy sold by retail electric suppliers be generated from renewable energy resources beginning in 2005. This requirement would gradually escalate to ten percent in 2019. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. In addition, on July 31, 2002, FERC proposed new rules aimed at creating a standard market design for wholesale electric markets. See Other Matters-Regional Transmission Organization, in this Management's Discussion and Analysis of Financial Condition and Results of Operations. SCE&G is not able to predict whether these or similar legislative or regulatory actions will be enacted and, if they are, the impact they will have on SCE&G.


LIQUIDITY AND CAPITAL RESOURCES

       SCE&G's cash requirements arise primarily from its operational needs, funding its construction program and payment of dividends to SCANA. The ability of SCE&G to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates. SCE&G's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief, if requested.

     On August 6, 2002 SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects at SCE&G's recently completed Urquhart Station and the Jasper Generating Station currently under construction, both of which are discussed below. It also includes costs for equipment required for environmental and air quality improvements.

       The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the six months ended June 30, 2002 and 2001:

--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30,
Millions of dollars                                      2002          2001
------------------------------------------------------------------- ------------

Net cash provided from operating activities                $65          $111
Net cash provided from for financing activities            161             9
Cash and temporary cash investments
 available at the beginning of the period                  78             60
------------------------------------------------------------------- ------------
Net cash available for utility property
   additions and construction expenditures                $304          $180
=================================================================== ============
Funds used for utility property additions
  and construction expenditures, net of
noncash allowance for funds used during construction     $238           $151
=================================================================== ============

        SCE&G anticipates that the remainder of its 2002 cash requirements will be met through internally generated funds, the incurrence of additional short-term and long-term indebtedness and a capital contribution from SCANA Corporation. See Note 7A of Notes to Condensed Consolidated Financial Statements. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended June 30, 2002 was 3.54.

        On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

        SCE&G placed in service a $248 million gas turbine generator project in Aiken County, South Carolina in June 2002. Two combined-cycle turbines burn natural gas to produce 340 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station.

         In 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in the summer of 2004, and SCG Pipeline, Inc., an affiliate, will transport natural gas to the facility. In connection with the facility, SCE&G has signed a 250 megawatt electric supply contract with North Carolina Electric Membership Corporation for a term of at least nine years beginning January 1, 2004.

SECURITIES RATINGS (As of July 31, 2002)

-------------------------------------------------------------------------------
                              First and
                     First    Refunding               Trust
       Rating      Mortgage   Mortgage   Preferred  Preferred   Commercial
       Agency        Bonds      Bonds      Stock    Securities    Paper

Moody's                A1         A1       Baa1         A3         P-1
Standard & Poor's      A-         A-        BBB         BBB        A-1
Fitch Ratings          A+         A+         A          A          F-1
-------------------------------------------------------------------------------

        These ratings reflect the downgrade issued by Standard & Poor's on July 31, 2002. The Company does not expect the downgrade to adversely impact the Company's liquidity.

Environmental Matters

        For information on environmental matters see Note 5C of Notes To Condensed Consolidated Financial Statements.

Other Matters

Regional Transmission Organization (RTO)

        In June 2002 the Company and the other two electric utilities that formed GridSouth Transco LLC (GridSouth) suspended implementation of GridSouth. Though the three companies continue to support the RTO concept, GridSouth implementation was suspended pending the issuance and evaluation of new FERC directives. In July 2002 FERC issued a Notice of Proposed Rulemaking (NOPR) which further defines FERC's new standard market design for wholesale electric markets, including bidding rules and other measures to create a common market framework. The Company is currently evaluating this NOPR to determine what effect it will have on the Company's operations. Additional directives from FERC are expected later in 2002.

Transit

        SCE&G and the City of Columbia, South Carolina (City) have entered into an agreement under which a regional transit authority is expected to take over operation of SCE&G's transit system effective August 31, 2002. As part of the agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, will convey transit-related property and equipment to the City and will convey the historic Columbia Canal and Hydroelectric Plant to the City. The transaction has been approved by the SCPSC and the SEC, but is still subject to approval by FERC and other customary conditions to closing.

Nuclear Station License Extension

     In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2001

Net Income

         Net income for the second quarter and year to date periods ended June 30, 2002 and 2001 was as follows:

-------------------------------------------------------- -----------------------
                              Second Quarter              Year to Date
Millions of dollars     2002   2001    Change         2002   2001     Change
----------------------------- ------- -------------- ------ --------------------

Net income           $39.4  $43.0   $(3.6)   (8.4%)  $91.4  $96.5  $(5.1) (5.3%)
----------------------------- ------- -------------- ------ -------------- ----

Second Quarter 2002 vs 2001
        Net income decreased primarily due to higher operation and maintenance expenses and lower pension income, which were partially offset by increased electric margins.

Year to Date 2002 vs 2001
        Net income decreased primarily due to higher operation and maintenance expenses, lower pension income and lower electric and gas margins in the first quarter, which were partially offset by higher electric margins in the second quarter.

Pension Income

        For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income in the second quarter and the year to date periods of 2002 decreased significantly compared to corresponding periods in 2001 primarily as a result of a less favorable investment market. Pension income during these periods was recorded on the Company's financial statements as follows:

--------------------------------------------------------------------------------
                                          Second Quarter     Year to Date
Millions of dollars                     2002      2001     2002       2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Financial Statement Impact:
  Reduction in employee benefit costs   $3.1      $4.8      $6.6       $9.6
  Increase in other income               1.9       3.0        3.9       6.0
  Reduction in capital expenditures      1.0       1.4        1.9       2.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Total Pension Income                    $6.0      $9.2     $12.4     $18.4
===============================================================================

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 15 percent and 13 percent of income before income taxes for the three and six months ended June 30, 2002, respectively. AFC represented approximately six percent and five percent of income before income taxes and preferred stock dividends for the three and six months ended June 30, 2001. The increase in AFC for the three and six months ended June 30, 2002 compared to the corresponding periods in 2001, is primarily the result of increased construction expenditures related to the projects at Urquhart Station, Jasper County and Lake Murray Dam (see discussion at LIQUIDITY AND CAPITAL RESOURCES).

Dividends Declared

        SCE&G's Board of Directors declared the following dividends on common stock held by SCANA during 2002:


  -------------------- ------------------ -------------------- -----------------
  Declaration Date     Dividend Amount    Quarter Ended        Payment Date
  -------------------- ------------------ -------------------- -----------------

  February 21, 2002    $34.0 million      March 31, 2002       April 1, 2002
  May 2, 2002          $38.0 million      June 30, 2002        July 1, 2002
  August 1, 2002       $40.5 million      September 30, 2002   October 1, 2002
  -------------------- ------------------ -------------------- -----------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins were as follows:

  ----------------------------------- -------------------------------------- -----------------------------------------
                                                 Second Quarter                            Year to Date
  Millions of dollars                    2002      2001        Change            2002      2001         Change
  ----------------------------------- -------- --------- ------------------- --------- --------- ---------------------

  Electric operating revenue           $349.6    $341.8   $7.8        2.3%     $653.9    $683.4    $(29.5)    (4.3%)
  Less:  Fuel used in generation         75.2      54.7   20.5       37.5%      130.7     104.7       26.0    24.8%
            Purchased power              42.1      61.3  (19.2)     (31.3%)      75.0     135.9     (60.9)   (44.8%)
  -----------------------------------                    --------            --------- --------- ----------
                                      -------- ---------
  Margin                               $232.3    $225.8   $6.5        2.9%     $448.2    $442.8      $5.4      1.2%
  =================================== ======== ========= ======== ========== ========= ========= ========== ==========

Second Quarter 2002 vs 2001
       Margin increased due to more favorable weather. Fuel used in generation increased and purchased power cost decreased due to the repowering project at the Urquhart plant which was completed in June 2002 and higher utilization of steam plants during the planned maintenance outage at Summer Station in 2002.

Year to Date 2002 vs 2001
        Margin increased due to more favorable weather in the second quarter, which was partially offset by less favorable weather in the first quarter. Fuel used in generation increased and purchased power cost decreased due to more plants being on line during the period.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins were as follows:

  ----------------------------------- ------------------------------------- ------------------------------------------
                                                 Second Quarter                           Year to Date
  Millions of dollars                   2002      2001        Change            2002      2001         Change
  ----------------------------------- ------- --------- ------------------- --------- --------- ----------------------

  Gas operating revenue                $53.0     $57.8  $(4.8)     (8.3%)     $160.1    $214.9   $(54.8)     (25.5%)
  Less:  Gas purchased for resale       39.6      46.5    (6.9)   (14.8%)      112.3     165.4     (53.1)    (32.1%)
  -----------------------------------                   --------            --------- --------- -----------
                                      ------- ---------
  Margin                               $13.4     $11.3    $2.1     18.6%       $47.8     $49.5      (1.7)    (3.4%)
  =================================== ======= ========= ======== ========== ========= ========= =========== ==========

Second Quarter 2002 vs 2001
        Margin increased primarily due to customer growth. Revenues and gas purchases decreased as a result of lower commodity natural gas prices.

Year to Date 2002 vs 2001
        Margin decreased primarily due to milder weather and weak economic conditions in the first quarter, which was partially offset by customer growth in the second quarter. Revenues and gas purchases decreased as a result of lower commodity natural gas prices.

 Other Operating Expenses

        Changes in other operating expenses were as follows:

-------------------------------------- --------------------------------------- ----------------------------------------
                                                   Second Quarter                           Year to Date
Millions of dollars                         2002      2001       Change            2002      2001        Change
-------------------------------------- ---------- --------- ------------------ --------- --------- --------------------

Other operation  and maintenance           $96.8     $83.7   $13.1    15.7%      $179.6    $162.6     $17.0   10.5%
Depreciation and amortization               42.5      41.0     1.5      3.7%       84.0      81.6       2.4     2.9%
Other taxes                                 27.8      24.8     3.0    12.1%        54.3      50.4       3.9     7.7%
--------------------------------------                      -------            --------- --------- ---------
                                       ---------- ---------
Total                                     $167.1    $149.5   $17.6    11.8%      $317.9    $294.6     $23.3     7.9%
====================================== ========== ========= ======= ========== ========= ========= ========= ==========

        Other operating expenses for the three and six months ended June 30, 2002 increased primarily as a result of increased nuclear refueling maintenance costs, reduced pension income in 2002 and higher property insurance costs. The increase in depreciation and amortization expenses for the three months ended June 30, 2002 resulted primarily from normal property additions. Other taxes increased primarily as a result of increased property taxes.

Other Income

        Other income for the six months ended June 30, 2002 increased when compared to the corresponding periods in 2001, primarily as a result of the increase in the equity component of AFC (see AFC discussion at Earnings and Dividends).

Income Taxes

      Income taxes for the three and six months ended June 30, 2002 decreased when compared to the corresponding period in 2001, primarily as a result of the change in operating income. In addition, the equity component of AFC is not taxable; therefore the higher AFC discussed previously did not result in a corresponding increase in income taxes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by SCE&G and described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

As of June 30, 2002
Millions of dollars                                        Expected Maturity Date

                                                                There-             Fair
Liabilities             2002   2003     2004    2005    2006    after   Total      Value
----------------------------- -------- ------- --------------------------------- ----------
----------------------------- -------- ------- --------------------------------- ----------

Long-Term Debt:
Fixed Rate ($)           1.6   129.7   123.9   173.9    154.6  1,147.8 1,731.5    1,716.8
Average Interest Rate   6.50    6.37     7.52    7.40    8.66     6.91    7.12

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------- ------------------
                                                June 30,         December 31,
Millions of dollars                               2002               2001
------------------------------------------------------------- ------------------

Assets
Gas Utility Plant                                   $874              $855
Accumulated depreciation                             (302)            (288)
Acquisition adjustment, net of
  accumulated amortization                           439               439
------------------------------------------------------------- ------------------
           Gas Utility Plant, Net                  1,011                1,006
------------------------------------------------------------- ------------------

Nonutility Property and Investments, Net               28               29
------------------------------------------------------------- ------------------

Current Assets:
     Cash and temporary investments                    44                18
     Restricted cash and temporary investments           2                2
     Receivables (net of allowance for
        uncollectible accounts of $2
        for 2002 and $1 for 2001)                      23                70
     Receivables - affiliated companies                16                12
     Inventories (at average cost):
        Stored gas                                     33                47
        Materials and supplies                          9                 8
------------------------------------------------------------- ------------------
           Total Current Assets                      127                157
------------------------------------------------------------- ------------------

Deferred Debits:
     Due from affiliate-pension asset                  14                 14
     Regulatory assets                                 16                 11
     Other                                              5                  4
------------------------------------------------------------- ------------------
            Total Deferred Debits                      35                29
------------------------------------------------------------- ------------------
                Total                            $1,201             $1,221
============================================================= ==================
============================================================= ==================

Capitalization and Liabilities
Capitalization:
     Common equity                                  $725               $715
     Long-term debt, net                              291               290
------------------------------------------------------------- ------------------
            Total Capitalization                   1,016             1,005
------------------------------------------------------------- ------------------

Current Liabilities:
     Current portion of long-term debt                  4                  4
     Accounts payable                                 15                  41
     Accounts payable -affiliated companies           10                  10
     Customer prepayments and deposits                 19                 17
     Taxes accrued                                      1                  5
     Dividends declared and interest accrued           10                  6
     Other                                              3                  3
------------------------------------------------------------- ------------------
            Total Current Liabilities                  62                 86
------------------------------------------------------------- ------------------

Deferred Credits:
      Deferred income taxes, net                       87                 86
      Deferred investment tax credits                   2                  2
      Due to affiliate-postretirement benefits         15                 14
      Regulatory liabilities                            4                 14
      Other                                            15                 14
------------------------------------------------------------- ------------------
            Total Deferred Credits                   123                130
------------------------------------------------------------- ------------------
                Total                            $1,201             $1,221
============================================================= ==================

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
       Millions of dollars                                    2002          2001     2002           2001
   -------------------------------------------------------------------- ----------------------------------

       Operating Revenues                                      $49           $67     $183       $295
       Cost of Gas                                                 21         41        88        202
   -------------------------------------------------------------------- ----------------------------------
           Gross Margin                                         28            26       95          93
   -------------------------------------------------------------------- ----------------------------------

       Operating Expenses:
          Operation and maintenance                             16            15       34          32
          Depreciation and amortization                           9           11        17         21
          Other taxes                                             2            2         4          3
   -------------------------------------------------------------------- ----------------------------------
              Total Operating Expenses                          27            28       55          56
   -------------------------------------------------------------------- ----------------------------------

       Operating Income (Loss)                                   1            (2)      40          37
   ----------------------------------------------------------------------------------------------------------

       Other Income, including allowance for equity funds
           used during construction                              1             2         2          4

       Interest Charges, net of allowance for borrowed funds
           used during construction                              5             5       11          11
   -------------------------------------------------------------------- ----------------------------------

       Income (Loss) Before Income Taxes                        (3)           (5)      31          30


       Income Tax Expense (Benefit)                             (1)            -       12          14
   -------------------------------------------------------------------- ----------------------------------
   -------------------------------------------------------------------- ----------------------------------

       Net Income (Loss)                                      $(2)          $(5)     $19         $16
   ==================================================================== ==================================

    See Notes to Condensed Consolidated Financial Statements.


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                              Six Months Ended
                                                                  June 30,
Millions of dollars                                           2002      2001
--------------------------------------------------------------------------------


Cash Flows From Operating Activities:
   Net income                                                   $19        $16
   Adjustments to reconcile net income to
    net cash provided from operating activities:
     Depreciation and amortization                               19        22
     Excess distributions (undistributed earnings) of investee    -         3
     Over (under) collection, fuel adjustment clause            (15)       14
     Changes in certain assets and liabilities:
        (Increase) decrease in receivables, net                  43        90
        (Increase) decrease in inventories                       13        (6)
        Increase (decrease) in accounts payable and advances    (26)      (94)
        Increase (decrease) in deferred income taxes, net         1         2
        Increase (decrease) in accrued taxes                     (4)       (2)
     Other, net                                                   4        (2)
------------------------------------------------------------------------- ------
Net Cash Provided From Operating Activities                       54       43
------------------------------------------------------------------------- ------

Cash Flows From Investing Activities:
   Construction expenditures                                     (24)     (29)
   Nonutility and other                                            -        1
------------------------------------------------------------------------- ------
Net Cash Used For Investing Activities                           (24)     (28)
------------------------------------------------------------------------- ------

Cash Flows From Financing Activities:
  Issuance of medium-term notes                                    -       148
  Repayment of short-term borrowings, net                          -      (125)
   Capital contributions from parent                               1         3
  Cash dividends                                                  (5)      (10)
--------------------------------------------------------------------------------
Net Cash Provided  From (Used For) Financing Activities           (4)       16
--------------------------------------------------------------------------------

Net Increase In Cash and Temporary Investments                    26        31
Cash and Temporary Investments, January 1                         18         8
--------------------------------------------------------------------------------
Cash and Temporary Investments, June 30                          $44        $39
========================================================================= ======

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized
   interest of $0.5 for 2002 and $0.6 for 2001)                   $9        $6
                         - Income taxes                           16        15


See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of June 30, 2002 approximately $16 million and $4 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.3 million. The North Carolina Utilities Commission (NCUC) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the NCUC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.       New Accounting Standards

         The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 141 requires all acquisitions to be accounted for utilizing the purchase method. The Company considers the amounts categorized by the Federal Energy Regulatory Commission (FERC) as "acquisition adjustments" to be goodwill as defined in SFAS 142 and ceased amortization of such amounts upon the adoption of SFAS 142. This amortization is related to the acquisition adjustment of approximately $466 million carried on the books of the Company. The Company has no other intangible assets subject to amortization as provided in SFAS 142.

         If the Company had ceased amortization during all periods presented in the condensed consolidated statements of operations, net income (loss) would have been as follows:

                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
 (Millions of dollars, except per share amounts)  2002         2001     2002        2001
                                                  ----         ----     ----        ----

 Net Income (Loss) as Reported                     $(2)        $(5)      $19        $16
 Amortization of Acquisition Adjustment                           3         -          7
                                                    ---         ---      ----  -    ----  -
                                                   -
 Net Income (Loss) as Adjusted                     $(2)        $(2)      $19        $23
                                                   ====        ====      ===        ===

         SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company's initial analyses indicated that a write down of the acquisition adjustment associated with PSNC ranging from $200 million to $250 million will be required. The final valuation analysis will be completed by December 31, 2002, and any write-down resulting from the analysis will be recorded as the cumulative effect of a change in accounting principle.

         SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing liabilities related to the future obligation to retire an asset (ARO). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's financial position has not been determined but could be material. Because any ARO anticipated to be recorded would relate to regulated operations, it is not expected that the adoption of the statement will have any impact on results of operations or cash flows.

         The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements for the initial adoption of SFAS 144.

         SFAS 145, "Rescission of SFASs 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections," was issued in April 2002. The provisions of SFAS 145, among other things, discontinue treating gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion No. 30. The Company will adopt SFAS 145 effective January 1, 2003 and does not expect that such adoption will have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS 146 effective January 1, 2003, and does not expect that such adoption will have any impact on the Company's results of operations, cash flows or financial position.

C.      Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

  2.    RATE AND OTHER REGULATORY MATTERS

         The Company's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas and changes in the rates charged by the Company's pipeline transporters. The Company may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The NCUC reviews the Company's gas purchasing practices annually.

         The Company's benchmark cost of gas in effect during the period January 1, 2001 through June 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.690         January 2001
                   $.750         February-March 2001
                   $.650         April-August 2001
                   $.500         September-October 2001
                   $.350         November-December 2001
                   $.300         January 2002
                   $.215         February-June 2002

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved the Company's requests for disbursement of up to $28.4 million from the Company's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed at a cost of approximately $5.8 million and customers began receiving service in July 2001. Construction has begun in Jackson County, and approximately $0.9 million in construction costs have been incurred through June 30, 2002.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of the Company. As specified in the NCUC order, the Company reduced its rates by approximately $1million in each of August 2000 and August 2001, and agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

3.      FINANCIAL INSTRUMENTS

         Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in fair value of derivative instruments are either recognized in earnings or reported as other comprehensive income, depending upon the intended use of the derivative and the resulting designation. The impact on the Company of adopting SFAS 133 was not material.

         In December 2001 the Company entered into two interest rate swap agreements to pay variable rates and receive fixed rate interest payments on a combined notional amount of $44.9 million. These swaps were designated as fair value hedges of the Company's $12.9 million, 10% senior debenture due 2004 and $32.0 million, 8.75% senior debenture due 2012. At June 30, 2002 the fair value of these swaps was $0.9 million.

         The fair value of these interest rate swaps is reflected within other deferred debits on the balance sheet. The corresponding hedged fair value change of the debt is also recorded on the balance sheet. The receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

4.      COMMITMENTS AND CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The Company estimates the cost to remediate the sites to be between $11.3 million and $21.9 million. The estimated cost range has not been discounted to present value. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). At June 30, 2002 the Company has recorded a liability and associated regulatory asset of $8.9 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1.2 million. Management believes that all costs incurred will be recoverable through gas rates.

5.       SEGMENT OF BUSINESS INFORMATION

         Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues between Gas Distribution and nonreportable segments were not significant.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

-----------------------------------------------------------------------
         Three months ended   External   Operating     Segment
           June 30, 2002       Revenue    Income       Assets
-----------------------------------------------------------------------

Gas Distribution                 $49         $1        $1,170
All Other                           -       n/a            28
Adjustments/Eliminations            -         -             3
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Consolidated Total               $49        $1         $1,201
=======================================================================

--------------------------------------------- -------------- -------------------
              Six months ended   External       Operating         Segment
                June 30, 2002    Revenue         Income            Assets
--------------------------------------------- -------------- -------------------

Gas Distribution                   $183            $40             $1,170
All Other                              -           n/a                  28
Adjustments/Eliminations               -             -                   3
--------------------------------------------- -------------- -------------------
Consolidated Total                 $183            $40             $1,201
============================================= ============== ===================

--------------------------------------------- -------------- -------------------
             Three months ende   External       Operating         Segment
                June 30, 2001    Revenue          Loss             Assets
--------------------------------------------- -------------- -------------------

Gas Distribution                   $67            $(2)             $1,179
All Other                             -            n/a                  29
Adjustments/Eliminations              -              -                 (26)
--------------------------------------------- -------------- -------------------
--------------------------------------------- -------------- -------------------
Consolidated Total                 $67            $(2)             $1,182
============================================= ============== ===================

-------------------------------------------- --------------- -------------------
              Six months ended  External       Operating          Segment
                June 30, 2001    Revenue         Income            Assets
-------------------------------------------- --------------- -------------------

Gas Distribution                  $295            $37              $1,179
All Other                              -          n/a                    29
Adjustments/Eliminations               -             -                  (26)
-------------------------------------------- --------------- -------------------
Consolidated Total                $295            $37              $1,182
============================================ =============== ===================

Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC) Annual Report on Form 10-K for the year ended December 31, 2001.

        Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC's accounting policies, (8) weather conditions, especially in areas served by PSNC, (9) inflation, (10) changes in environmental regulations, and (11) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the SEC. PSNC disclaims any obligation to update any forward-looking statements.

Net Income and Dividends

        Net income for the six months ended June 30, 2002 and 2001 was as follows:

Millions of dollars                                   2002      2001
-------------------------------------------------------------------------------

Net income derived from continuing operations        $19.2      $15.6
===============================================================================

        The increase in net income from continuing operations reflects the elimination of the amortization of the acquisition adjustment of $6.7 million (see Note 1B of Notes to Condensed Consolidated Financial Statements). The increase was also attributable to an increase in gas sales margin, partially offset by higher operating expenses and reduced other income.

        The nature of PSNC's business is seasonal. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.

        PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA as follows:

-------------------- ------------------ -------------------- ------------------
Declaration Date     Dividend Amount    Quarter Ended        Payment Date
-------------------- ------------------ -------------------- ------------------
-------------------- ------------------ -------------------- ------------------

February 21, 2002    $5.0 million       March 31, 2002       April 1, 2002
May 2, 2002          $4.0 million       June 30, 2002        July 1, 2002
August 1, 2002       $5.5 million       September 30, 2002   October 1, 2002
-------------------- ------------------ -------------------- ------------------

Gas Distribution

         Gas distribution sales margins for 2002 and 2001 were as follows:

  Millions of dollars   2002        2001        Change      % Change
  ------------------------------------------- ---------------------------------

  Operating revenues   $183.4      $295.6      $(112.2)      (38.0%)
  Less:  Cost of gas     88.7       202.3      (113.6)      (56.2%)
  ------------------------------------------- ------------
  Gross margin           $94.7       $93.3        $1.4         1.5%
  =========================================== =================================

         Gas distribution sales margin for the six months ended June 30, 2002 increased primarily due to increased residential customer growth and industrial usage. The increase in margin was partially offset by lower other operating revenues and the effects of a $1 million reduction in rates in August 2001 related to the acquisition of PSNC by SCANA.

Operation and Maintenance Expenses

         The $1.6 million increase in operation and maintenance expenses from 2001 is primarily due to higher labor costs.

Depreciation Expense

         Depreciation expense decreased due to the elimination of the amortization of the acquisition adjustment in the amount of $6.7 million (see
Note 1B of Notes to Condensed Consolidated Financial Statements). The decrease is partially offset by depreciation expense attributable to additions to plant.

Other Income

         Other income decreased $1.7 million primarily due to reduced interest income.

Capital Expansion Program and Liquidity Matters

         PSNC's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC's 2002 construction budget is approximately $41 million, compared to actual construction expenditures for 2001 of $75.3 million. PSNC's ratio of earnings to fixed charges for the 12 months ended June 30, 2002 was 2.5.

         In December 2001 PSNC entered into two interest rate swap agreements to pay variable rates and receive fixed rates on a combined notional amount of $44.9 million. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

SECURITIES RATINGS (As of July 31, 2002)


PSNC
---------------------------------------------------
--------------------- -------------- --------------


       Rating            Senior       Commercial
       Agency           Unsecured        Paper

Moody's                    A2             P-1
Standard & Poor's          A-             A-1
Fitch Ratings              n/a            n/a
--------------------- -------------- --------------

        These ratings reflect the downgrade issued by Standard & Poor's on July 31, 2002. The Company does not expect the downgrade to adversely impact the Company's liquidity.

PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Notes 4 and 13 of Notes To Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Note 2 and Note 6 of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Notes 3 and 12 of Notes To Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Note 2 and Note 5 " of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         Public Service Company of North Carolina, Incorporated:

         For information regarding legal proceedings see Notes 5 and 11 of Notes To Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's Annual Report on Form 10-K for the year ended December 31, 2001, and Note 2 and Note 4 of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Item 2, 3, and 5 are not applicable.

     Item 4. Submission of Matters to a Vote of Security-Holders (not applicable for South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated)
-------------------------------------------------------------------

      The Annual Meeting of Shareholders of SCANA Common Stock (No Par Value) was held on May 2, 2002. The following matters were voted upon at the meeting.

      1. To elect four (4) Class III Directors for the terms specified in the Proxy Statement.

                         Number of Voting     Number of Shares        Total
                          Shares Voting           Voting to          Shares
           Nominee             For           Withhold Authority       Voted

 Bill L. Amick              89,418,970             1,355,442       90,774,412
 Elaine T. Freeman          89,512,340             1,262,072       90,774,412
 D. Maybank Hagood          89,345,310             1,429,102       90,774,412
 William B. Timmerman       82,805,416             7,968,996       90,774,412

      2. To approve the appointment of Deloitte & Touche as independent accountants for the Corporation.

                             Number of Shares

                       FOR                               87,294,054
                       AGAINST                             3,148,042
                       ABSTAIN                                332,316
                                               ------         -------
                       TOTAL                              90,774,412

Percent of FOR votes of those shares actually voting for this proposal:   96.2%

Item 6.    Exhibits and Reports  on Form 8-K

         A.  Exhibits

                SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated:

                Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

         B.  Reports on Form 8-K during the second quarter 2002 were as follows:

                SCANA Corporation:    None

                South Carolina Electric & Gas Company:   None

                Public Service Company of North Carolina, Incorporated:  None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SCANA CORPORATION
                                             (Registrant)




August 13, 2002                     By: s/James E. Swan, IV
                                        ---------------------------------------
                                       James E. Swan, IV
                                       Controller
                                       (Principal accounting officer)

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                 -------------------------------------
                                                 (Registrant)




August 13, 2002             By:   s/James E. Swan, IV
                                  ------------------------------------
                                  James E. Swan, IV
                                  Controller
                                  (Principal accounting officer)

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                         (Registrant)




August 13, 2002             By:   s/James E. Swan, IV
                                  ------------------------------------
                                  James E. Swan, IV
                                  Controller
                                  (Principal accounting officer)

                                  EXHIBIT INDEX

Exhibit Applicable to Form 10-Q of
No.    SCANA      SCE&G      PSNC    Description

1.01     X                           Amendment No. 1 to Selling Agency Agreement
                                     dated as of July 30, 2002 between
                                     SCANA Corporation and each of the Agents named in the Selling Agency Agreement -
                                     UBS Warburg LLC; Credit Suisse First Boston
                                     Corporation, Banc of America
                                     Securities LLC and Wachovia Securities,
                                     Inc. , formerly known as First Union
                                     Securities, Inc.  (Filed herewith)

1.02     X                           Joinder Agreement dated as of August 7,
                                     2002 between SCANA Corporation and BNY
                                      Capital Markets, Inc. (Filed herewith)

2.01     X                    X      Agreement and Plan of Merger, dated as of
                                     February 16, 1999 as amended and
                                     restated as of May 10, 1999, by and among Public Service Company of North
                                     Carolina, Incorporated, SCANA Corporation,
                                     New Sub I, Inc. and New Sub II, Inc.
                                     (Filed as Exhibit 2.1 to Registration
                                     Statement No. 333-78227 on Form S-4)

3.01     X                           Restated Articles of Incorporation of SCANA
                                     as adopted on April 26, 1989 (Filed
                                     as Exhibit 3-A to Registration Statement
                                     No. 33-49145)

3.02     X                           Articles of Amendment of SCANA, dated April
                                     27, 1995 (Filed as Exhibit   4-B to
                                     Registration Statement No. 33-62421)

3.03                X                Restated Articles of Incorporation of
                                     SCE&G, as adopted on May 3, 2001 (Filed as
                                     Exhibit 3.01 to Registration Statement No.
                                     333-65460)

3.04                X                Articles of Amendment of SCE&G dated May
                                     22, 2001 (Filed as Exhibit 3.02 to
                                     Registration Statement No. 333-65460)

3.05                X                Articles of Correction of SCE&G dated June
                                     1, 2001 (Filed as Exhibit 3.03 to
                                     Registration Statement No. 333-65460)

3.06                X                Articles of Amendment of SCE&G dated June
                                     14, 2001 (Filed as Exhibit 3.04 to
                                     Registration Statement No. 333-65460)

3.07                X                Articles of Amendment of SCE&G dated August
                                     30, 2001 (Filed herewith)

3.08                X                Articles of Amendment of SCE&G dated March
                                     13, 2002 (Filed herewith)

3.09                X                Articles of Amendment of SCE&G dated May 9,
                                     2002 (Filed herewith)

3.10                          X      Articles of Incorporation of PSNC (formerly
                                     New Sub II, Inc.) dated February 12,
                                     1999 (Filed as Exhibit 3.01 to Registration
                                     Statement No. 333-45206)

3.11                          X      Articles of Amendment of PSNC (formerly New
                                     Sub II, Inc.) as adopted on February
                                     10, 2001 (Filed as Exhibit 3.02 to
                                     Registration Statement No. 333-45206)

3.12                          X      Articles of Correction of PSNC dated
                                     February 11, 2001 (Filed as Exhibit 3.03 to
                                     Registration Statement  No. 333-45206)

3.13     X                           By-Laws of SCANA as revised and amended on
                                     December 13, 2001 (Filed  as Exhibit
                                     3.01 to Registration Statement No.
                                     333-68266)

3.14                X                By-Laws of SCE&G as amended and adopted on
                                     February 22, 2001  (Filed as Exhibit
                                     3.05  to Registration Statement No.
                                     333-65460)

3.15                          X      By-Laws of PSNC (formerly New Sub II, Inc.)
                                     as revised and amended on February
                                     22, 2001 (Filed as Exhibit 3.01 to
                                     Registration Statement No. 333-68516)

                                  EXHIBIT INDEX

Exhibit     Applicable to Form 10-Q of
No.     SCANA  SCE&G   PSNC    Description


4.01             X             Articles of Exchange of South Carolina Electric
                               and Gas Company and SCANA Corporation (Filed as
                               Exhibit 4-A to Post-Effective Amendment
                               No. 1 to Registration Statement No. 2-90438)

4.02      X                    Indenture dated as of November 1, 1989 between
                               SCANA Corporation and The Bank of New York, as
                               Trustee (Filed as Exhibit 4-A to Registration
                               Statement No. 33-32107)

4.03      X      X             Indenture dated as of January 1, 1945, between
                               the South Carolina Power Company and Central
                               Hanover Bank and Trust Company, as Trustee, as supplemented by three Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as Exhibit 2-B to
                               Registration Statement No. 2-26459)

4.04      X      X             Fourth Supplemental Indenture dated as of April
                               1, 1950, to Indenture referred to in Exhibit
                               4.03, pursuant to which SCE&G  assumed said
                               Indenture (Filed as Exhibit 2-C to Registration
                               Statement No. 2-26459)

4.05      X      X             Fifth through Fifty-third Supplemental Indentures
                               to Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below

             December 1, 1950    Exhibit 2-D     to Registration No. 2-26459
             July 1, 1951        Exhibit 2-E     to Registration No. 2-26459
             June 1, 1953        Exhibit 2-F     to Registration No. 2-26459
             June 1, 1955        Exhibit 2-G     to Registration No. 2-26459
             November 1, 1957    Exhibit 2-H     to Registration No. 2-26459
             September 1, 1958   Exhibit 2-I     to Registration No. 2-26459
             September 1, 1960   Exhibit 2-J     to Registration No. 2-26459
             June 1, 1961        Exhibit 2-K     to Registration No. 2-26459
             December 1, 1965    Exhibit 2-L     to Registration No. 2-26459
             June 1, 1966        Exhibit 2-M     to Registration No. 2-26459
             June 1, 1967        Exhibit 2-N     to Registration No. 2-29693
             September 1, 1968   Exhibit 4-O     to Registration No. 2-31569
             June 1, 1969        Exhibit 4-C     to Registration No. 33-38580
             December 1, 1969    Exhibit 4-O     to Registration No. 2-35388
             June 1, 1970        Exhibit 4-R     to Registration No. 2-37363
             March 1, 1971       Exhibit 2-B-17  to Registration No. 2-40324
             January 1, 1972     Exhibit 2-B     to Registration No. 33-38580
             July 1, 1974        Exhibit 2-A-19  to Registration No. 2-51291
             May 1, 1975         Exhibit 4-C     to Registration No. 33-38580
             July 1, 1975        Exhibit 2-B-21  to Registration No. 2-53908
             February 1, 1976    Exhibit 2-B-22  to Registration No. 2-55304
             December 1, 1976    Exhibit 2-B-23  to Registration No. 2-57936
             March 1, 1977       Exhibit 2-B-24  to Registration No. 2-58662
             May 1, 1977         Exhibit 4-C     to Registration No. 33-38580
             February 1, 1978    Exhibit 4-C     to Registration No. 33-38580
             June 1, 1978        Exhibit 2-A-3   to Registration No. 2-61653
             April 1, 1979       Exhibit 4-C     to Registration No. 33-38580
             June 1, 1979        Exhibit 2-A-3   to Registration No. 33-38580
             April 1, 1980       Exhibit 4-C     to Registration No. 33-38580
             June 1, 1980        Exhibit 4-C     to Registration No. 33-38580
             December 1, 1980    Exhibit 4-C     to Registration No. 33-38580

                              EXHIBIT INDEX

Exhibit       Applicable to Form 10-Q of
No.           SCANA      SCE&G      PSNC    Description

           April 1, 1981         Exhibit 4-D      to Registration No. 33-49421
           June 1, 1981          Exhibit 4-D      to Registration No. 2-73321
           March 1, 1982         Exhibit 4-D      to Registration No. 33-49421
           April 15, 1982        Exhibit 4-D      to Registration No. 33-49421
           May 1, 1982           Exhibit 4-D      to Registration No. 33-49421
           December 1, 1984      Exhibit 4-D      to Registration No. 33-49421
           December 1, 1985      Exhibit 4-D      to Registration No. 33-49421
           June 1, 1986          Exhibit 4-D      to Registration No. 33-49421
           September 1, 1987     Exhibit 4-D      to Registration No. 33-49421
           January 1, 1989       Exhibit 4-D      to Registration No. 33-49421
           January 1, 1991       Exhibit 4-D      to Registration No. 33-49421
           July 15, 1991         Exhibit 4-D      to Registration No. 33-49421
           August 15, 1991       Exhibit 4-D      to Registration No. 33-49421
           April 1, 1993         Exhibit 4-E      to Registration No. 33-49421
           July 1, 1993          Exhibit 4-D      to Registration No. 33-57955
           May 1, 1999           Exhibit 4.04     to Registration No. 333-86387

4.06       X      X             Indenture dated as of April 1, 1993 from South
                                Carolina Electric & Gas Company to
                                NationsBank of Georgia, National Association
                                (Filed as Exhibit 4-F to Registration
                                Statement No. 33-49421)

4.07       X      X             First Supplemental Indenture to Indenture
                                referred to in Exhibit 4.06 dated as of
                                June 1, 1993 (Filed as Exhibit 4-G to
                                Registration Statement No. 33-49421)

4.08       X      X             Second Supplemental Indenture to Indenture
                                referred to in Exhibit 4.06 dated as of
                                June 15, 1993 (Filed as Exhibit 4-G to
                                Registration Statement No.  33-57955)

4.09       X      X             Trust Agreement for SCE&G Trust I (Filed as
                                Exhibit 4.03 to Registration Statement
                                No. 333-49960)

4.10       X      X             Certificate of Trust of SCE&G Trust I (Filed as
                                Exhibit 4.04 to Registration
                                Statement No. 333-49960)

4.11       X      X             Junior Subordinated Indenture for SCE&G Trust I
                                (Filed as Exhibit 4.05 to
                                Registration Statement No. 333-49960)

4.12       X      X             Guarantee Agreement for SCE&G Trust I (Filed as
                                Exhibit 4.06 to Registration
                                Statement No. 333-49960)

4.13       X      X             Amended and Restated Trust Agreement for SCE&G
                                Trust I (Filed as Exhibit 4.07 to
                                Registration Statement No. 333-49960)

4.14       X               X    Indenture dated as of January 1, 1996 between
                                PSNC and First Union National Bank of
                                North Carolina, as Trustee (Filed as Exhibit
                                4.08 to Registration Statement No.
                                333-45206)

4.15            X          X    First Supplemental Indenture dated as of January
                                1, 1996, between PSNC and First
                                Union National Bank of North Carolina, as
                                Trustee (Filed as Exhibit 4.09 to
                                Registration Statement No. 333-45206)

                                  EXHIBIT INDEX

Exhibit Applicable to Form 10-Q of
No.     SCANA   SCE&G  PSNC    Description

4.16      X             X      Second Supplemental Indenture dated as of
                               December 15, 1996 between PSNC and
                               First Union National Bank of North Carolina, as Trustee (Filed as Exhibit
                               4.10 to Registration Statement No. 333-45206)

4.17      X             X      Third Supplemental Indenture dated as of
                               February 10, 2001 between PSNC and
                               First Union National Bank of North Carolina, as Trustee (Filed as Exhibit
                               4.11 to Registration Statement No. 333-45206)

4.18      X             X      Fourth Supplemental Indenture dated as of
                               February 12, 2001 between PSNC and
                               First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.05 to Registration
                               Statement No. 333-68516)

4.19      X             X      PSNC $150 million medium-term note issued
                               February 16, 2001 (Filed as Exhibit 4.06 to
                               Registration Statement No. 333-68516)

10.01     X                    SCANA Executive Deferred Compensation Plan as
                               amended July 1, 2001 (Filed as Exhibit 10.01 to
                               Form 10-Q for the quarter ended September 30,
                               2001)

10.02     X                    SCANA Supplemental Executive
                               Retirement Plan as amended July
                               1, 2001 (Filed as Exhibit 10.02
                               to Form 10-Q for the quarter
                               ended September 30, 2001)

10.03     X                    SCANA Key Executive Severance
                               Benefits Plan as amended July 1,
                               2001 (Filed as Exhibit 10.03 to
                               Form 10-Q for the quarter ended
                               September 30, 2001)

10.03a    X                    SCANA Supplementary Key
                               Executive Severance Benefits Plan
                               as amended July 1, 2001 (Filed as
                               Exhibit 10.03a to Form 10-Q for
                               the quarter ended September 30,
                               2001)

10.04     X                    SCANA Performance Share Plan as
                               amended and restated effective
                               January 1, 1998 (Filed as Exhibit
                               10 (e) to Registration Statement
                               No. 333-86803)

10.05     X                    SCANA Long-Term Equity Compensation Plan dated
                               January 2001 filed as Exhibit
                               4.04 to Registration Statement No. 333-37398)

10.06     X                    Description of SCANA Whole Life
                               Option (Filed as Exhibit 10-F to
                               Form 10-K for the year ended
                               December 31, 1991, under cover of
                               Form SE, File No. 1-8809)

10.07     X                    Description of  SCANA Corporation Executive
                               Annual Incentive Plan (Filed as Exhibit 10-G to
                               Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.08     X                    SCANA Corporation Director Compensation and
                               Deferral Plan effective January 1, 2001 (Filed as
                               Exhibit 10.05 to Registration Statement No.
                               333-49960)

                                  EXHIBIT INDEX

Exhibit    Applicable to
           Form 10-Q of
No.     SCANA  SCE&G  PSNC    Description

10.09                X      Operating Agreement of Pine Needle LNG Company, LLC
                            dated August 8, 1995  (Filed as Exhibit 10.01 to
                            Registration Statement No. 333-45206)

10.10                X      Amendment to Operating Agreement of Pine Needle LNG
                            Company, LLC dated October 1, 1995 (Filed as Exhibit
                            10.02 to Registration Statement No. 333-45206)

10.11                X      Amended Operating Agreement of Cardinal Extension
                            Company, LLC dated December 19, 1996 (Filed as
                            Exhibit 10.03 to Registration Statement No.
                            333-45206)

10.12                X      Amended Construction, Operation and Maintenance
                            Agreement by and between Cardinal Operating Company and Cardinal Extension Company, LLC dated December
                            19, 1996 (Filed as Exhibit 10.04 to Registration
                            Statement No. 333-45206)

10.13                X      Form of Severance Agreement between PSNC and its
                            Executive Officers (Filed as Exhibit 10.05 to
                            Registration Statement No. 333-45206)

10.14                X      Service Agreement between PSNC and SCANA Services,
                            Inc., effective April 1, 2001(Filed as Exhibit 10.06
                            to Registration Statement No. 333-45206)

10.15          X            Service Agreement between SCE&G and SCANA Services,
                            Inc., effective April 1, 2001 (Filed as Exhibit
                            10.15 to Form 10-Q for the quarter ended September
                            30, 2001)

99.1    X                   Certification of Principal Executive Officer (Filed
                            herewith)

99.2    X                   Certification of Principal Financial Officer (Filed
                            herewith)

99.3           X            Certification of Principal Executive Officer (Filed
                            herewith)

99.4           X            Certification of Principal Financial Officer (Filed
                            herewith)

99.5                 X      Certification of Principal Executive Officer (Filed
                            herewith)

99.6                 X      Certification of Principal Financial Officer (Filed
                            herewith)