Form 10-Q
period 2003-06-30
PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO; SCANA CORP
filed 2003-08-08
CIK 81025, 91882, 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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
               (803) 217-9000

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. SCANA Corporation Yes X No South Carolina Electric & Gas Company Yes X No Public Service Company of North Carolina, Incorporated Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). SCANA Corporation Yes X No South Carolina Electric & Gas Company Yes No X Public Service Company of North Carolina, Incorporated Yes No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  Description of            Shares Outstanding
 Registrant                        Common Stock                  at July 31,
 ----------                       ------------                 ------------
2003

SCANA Corporation                  Without Par Value           110,922,883

South Carolina Electric
  & Gas Company                    $4.50 Par Value              40,296,147(a)

Public Service Company of
   North Carolina, Incorporated    Without Par Value                 1,000(a)

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

================================================================================





                                      INDEX
                                                                                                                          Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section....................................................................................    3
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 .........................    4
              Condensed Consolidated Statements of Operations for the Periods Ended June 30, 2003 and 2002.............    6
              Condensed Consolidated Statements of Cash Flows for the Periods Ended June 30, 2003 and 2002.............    7
              Condensed Consolidated Statements of Comprehensive Income (Loss) for the Periods
                Ended June 30, 2003 and 2002...........................................................................    8
              Notes to Condensed Consolidated Financial Statements.....................................................    9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........................   21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................................   29

Item 4.   Controls and Procedures......................................................................................   31

South Carolina Electric & Gas Company Financial Section................................................................   32
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 .........................   33
              Condensed Consolidated Statements of Income for the Periods Ended June 30, 2003 and 2002.................   35
              Condensed Consolidated Statements of Cash Flows for the Periods Ended June 30, 2003 and 2002.............   36
              Notes to Condensed Consolidated Financial Statements.....................................................   37

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   44

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................   50

Item 4.  Controls and Procedures.......................................................................................   50

Public Service Company of North Carolina, Incorporated Financial Section...............................................   51
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 .........................   52
              Condensed Consolidated Statements of Operations for the Periods Ended June 30, 2003 and 2002.............   53
              Condensed Consolidated Statements of Cash Flows for the Periods Ended June 30, 2003 and 2002.............   54
              Condensed Consolidated Statements of Comprehensive Income (Loss) for the Periods
                 Ended June 30, 2003 and 2002..........................................................................   55
             Notes to Condensed Consolidated Financial Statements......................................................   56

Item 2.  Management's Narrative Analysis of Results of Operations......................................................   60

Item 4.  Controls and Procedures.......................................................................................   62

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................   63

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................   64

Item 6.  Exhibits and Reports on Form 8-K..............................................................................   65

Signatures.............................................................................................................   66

Exhibit Index..........................................................................................................   67

Certifications Required by Rule 13a-14 ................................................................................   72

Certifications Pursuant to 18 U.S.C. Section 1350......................................................................   78


                                SCANA CORPORATION
                                FINANCIAL SECTION


                                                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                               SCANA CORPORATION
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (Unaudited)


------------------------------------------------------------------------------- ------------------ ------------------
                                                                                    June 30,         December 31,
Millions of dollars                                                                   2003               2002
------------------------------------------------------------------------------- ------------------ ------------------
Assets

Utility Plant:
    Electric                                                                         $5,361             $5,228
    Gas                                                                                1,631              1,593
    Other                                                                                197                184
------------------------------------------------------------------------------- ------------------ ------------------
        Total                                                                          7,189              7,005
    Accumulated depreciation and amortization                                         (2,577)            (2,476)
------------------------------------------------------------------------------- ------------------ ------------------
        Total                                                                          4,612             4,529
    Construction work in progress                                                        914                677
    Nuclear fuel, net of accumulated amortization                                         28                 38
    Acquisition adjustments, net of accumulated amortization                             230                230
------------------------------------------------------------------------------- ------------------ ------------------
        Utility Plant, Net                                                            5,784              5,474
------------------------------------------------------------------------------- ------------------ ------------------

Nonutility Property, Net of Accumulated Depreciation                                      93                 95
Investments                                                                              220               231
------------------------------------------------------------------------------- ------------------ ------------------
------------------------------------------------------------------------------- ------------------ ------------------
       Nonutility Property and Investments, Net                                          313               326
------------------------------------------------------------------------------- ------------------ ------------------
------------------------------------------------------------------------------- ------------------ ------------------

Current Assets:
    Cash and temporary investments                                                       220                374
    Receivables, net of allowance for uncollectible accounts of
        $21 and $17                                                                       377               478
    Receivables - affiliated companies                                                    15                  8
    Inventories (at average cost):
        Fuel                                                                             147                166
        Materials and supplies                                                            58                 61
        Emission allowances                                                                 9                10
    Prepayments                                                                           44                 40
    Deferred income taxes, net                                                              8                 -
------------------------------------------------------------------------------- ------------------ ------------------
        Total Current Assets                                                            878              1,137
------------------------------------------------------------------------------- ------------------ ------------------

Deferred Debits:
    Environmental                                                                         21                 27
    Nuclear plant decommissioning                                                          -                 87
    Assets held in trust, net-nuclear decommissioning                                     36                   -
    Pension asset, net                                                                  266                 265
    Other regulatory assets                                                             331                 292
    Other                                                                               167                 146
------------------------------------------------------------------------------- ------------------ ------------------
        Total Deferred Debits                                                           821                 817
------------------------------------------------------------------------------- ------------------ ------------------
            Total                                                                      $7,796           $7,754
=============================================================================== ================== ==================












------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                          June 30,         December 31,
Millions of dollars                                                                         2003               2002
------------------------------------------------------------------------------------ ------------------- -----------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                                          $2,258             $2,177
    Preferred stock (Not subject to purchase or sinking funds)                                 106                106
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Stockholders' Investment                                                     2,364               2,283
Preferred Stock, net (Subject to purchase or sinking funds)                                      9                   9
SCE&G-Obligated Mandatorily Redeemable Preferred Securities of SCE&G's
    Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of 7.55%
    Junior Subordinated Debentures of SCE&G                                                      -                 50
Long-Term Debt, net                                                                        2,930               2,834
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Capitalization                                                               5,303               5,176
------------------------------------------------------------------------------------ ------------------- -----------------

Current Liabilities:
    Short-term borrowings                                                                     212                 209
    Current portion of long-term debt                                                         403                 413
    Accounts payable                                                                            222                 354
    Accounts payable - affiliated companies                                                    13                    8
    Customer deposits                                                                          39                  39
    Taxes accrued                                                                              88                   78
    Interest accrued                                                                           55                   52
    Dividends declared                                                                         41                   39
    Deferred income taxes, net                                                                   -                   4
    Other                                                                                      52                  77
------------------------------------------------------------------------------------ ------------------- -----------------
       Total Current Liabilities                                                           1,125               1,273
------------------------------------------------------------------------------------ ------------------- -----------------

Deferred Credits:
    Deferred income taxes, net                                                                754                 747
    Deferred investment tax credits                                                           115                 118
    Reserve for nuclear plant decommissioning                                                    -                 87
    Asset retirement obligation - nuclear plant                                              114                     -
    Postretirement benefits                                                                   136                 131
    Regulatory liabilities                                                                    137                114
    Other                                                                                     112                 108
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Deferred Credits                                                             1,368               1,305
------------------------------------------------------------------------------------ ------------------- -----------------
           Total                                                                             $7,796           $7,754
==================================================================================== =================== =================

See Notes to Condensed Consolidated Financial Statements.




                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------- --------------------------- ---------------------------
                                                                         Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
Millions of dollars, except per share amounts                             2003          2002        2003          2002
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Operating Revenues:
    Electric                                                              $356           $349       $692           $651
    Gas - regulated                                                        193            155         620            451
    Gas - nonregulated                                                     177            145         483            369
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
        Total Operating Revenues                                           726            649        1,795        1,471
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Operating Expenses:
    Fuel used in electric generation                                         80            92         161           166
    Purchased power                                                          16            16          26             21
    Gas purchased for resale                                               293            234         865           613
    Other operation and maintenance                                        141            131         285           258
    Depreciation and amortization                                            60            55         120           108
    Other taxes                                                              36            32           70            63
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
        Total Operating Expenses                                           626            560       1,527         1,229
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Operating Income                                                           100             89         268           242
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Other Income:
    Other income, including allowance for equity funds
      used during construction of $5, $6, $9 and $13                        17             20           33            37
    Gain on sale of investments and assets                                  56             15           56            31
    Impairment of investments                                                (7)          (11)          (7)        (255)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
        Total Other Income (Expense)                                        66             24          82          (187)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income Before Interest Charges, Income Taxes,
    Preferred Stock Dividends and Cumulative Effect
    of Accounting Change                                                   166            113         350             55
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction of $2, $3, $5 and $7                            51            51         102            102
Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                               1             1            2             2
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income (Loss) Before Income Taxes, Preferred Stock Dividends
  and Cumulative Effect of Accounting Change                               114              61        246            (49)
Income Tax Expense (Benefit)                                                38              19         84            (21)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income (Loss) Before Preferred Stock Dividends and
  Cumulative Effect of Accounting Change                                     76            42         162           (28)
Cash Dividends on Preferred Stock of Subsidiary (At stated rates)             2             2            4             4
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income (Loss) Before Cumulative Effect of Accounting Change                  74            40         158           (32)
Cumulative Effect of Accounting Change, net of taxes                           -            -            -         (230)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Net Income (Loss)                                                          $74           $40         $158         $(262)
==================================================================== =============== =========== ============ ==============
==================================================================== =============== =========== ============ ==============

Basic and Diluted Earnings (Loss) Per Share of Common Stock:
Before Cumulative Effect of Accounting Change                             $.67          $.38        $1.42            $(.30)
Cumulative Effect of Accounting Change, Net of Taxes                           -            -            -        (2.20)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
Basic and Diluted Earnings (Loss) Per Share                                $.67          $.38       $1.42        $(2.50)
==================================================================== =============== =========== ============ ==============
==================================================================== =============== =========== ============ ==============
Weighted Average Shares Outstanding (millions)                           110.8         104.7        110.8           104.7

See Notes to Condensed Consolidated Financial Statements.







                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------------- ----------------------------------
                                                                                                Six Months Ended
                                                                                                    June 30,
Millions of dollars                                                                            2003             2002
--------------------------------------------------------------------------------------- ------------------ ---------------

Cash Flows From Operating Activities:
    Net income (loss)                                                                         $158              $(262)
    Adjustments to reconcile net income (loss) to net cash provided from operating activities:
        Cumulative effect of accounting change, net of taxes                                       -              230
        Depreciation and amortization                                                           125               113
        Amortization of nuclear fuel                                                             12                  7
        Gain on sale of investments and assets                                                  (56)               (31)
        Hedging activities                                                                        (3)               39
        Impairment on investments                                                                  7              255
        Allowance for funds used during construction                                            (14)               (20)
        Over (under) collection, fuel adjustment clauses                                         21                (21)
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                                               94                44
            (Increase) decrease in inventories                                                    23                25
            (Increase) decrease in prepayments                                                    (4)              (10)
            (Increase) decrease in pension asset                                                  (1)              (13)
            (Increase) decrease in other regulatory assets                                       (17)               (5)
            Increase (decrease) in deferred income taxes, net                                    (4)             (136)
            Increase (decrease) in regulatory liabilities                                         21                17
            Increase (decrease) in postretirement benefits                                         5                  5
            Increase (decrease) in accounts payable                                            (127)               (38)
            Increase (decrease) in taxes accrued                                                 10                (43)
            Increase (decrease) in interest accrued                                                3                11
        Changes in other assets                                                                  (4)                 8
        Changes in other liabilities                                                            (7)                 13
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Provided From Operating Activities                                                 242               188
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                       (380)             (269)
    Proceeds from sale of investments and assets                                                 65                336
    Increase in nonutility property                                                              (4)                 (7)
    Investments in affiliates                                                                    (8)               (20)
--------------------------------------------------------------------------------------- ------------------ ---------------
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Provided From (Used For) Investing Activities                                    (327)                 40
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                                                       495                295
        Issuance of notes and loans                                                               2               397
        Issuance of common stock upon exercise of stock options                                   2                  -
    Repayments:
        Mortgage bonds                                                                        (250)              (104)
        Notes and loans                                                                       (171)              (605)
        SCE&G Trust I Preferred Securities                                                     (50)                 -
        Payment of deferred financing costs                                                   (21)                  -
    Dividends and distributions:
        Common stock                                                                            (75)              (66)
        Preferred stock                                                                          (4)                (4)
    Short-term borrowings, net                                                                    3                 48
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Used For Financing Activities                                                      (69)               (39)
--------------------------------------------------------------------------------------- ------------------ ---------------
Net Increase (Decrease) In Cash and Temporary Investments                                      (154)              189
Cash and Temporary Investments, January 1                                                       374               192

--------------------------------------------------------------------------------------- ------------------ ---------------
Cash and Temporary Investments, June 30                                                       $220               $381
======================================================================================= ================== ===============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $5 and $7)                       $100                $89
                           - Income taxes                                                        24               105

Noncash Investing and Financing Activities:
    Unrealized gain (loss) on securities available for sale, net of tax                          -                 29

See Notes to Condensed Consolidated Financial Statements.




                                                  SCANA CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                     (Unaudited)

------------------------------------------------------------------------------------- -----------------------
                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
Millions of dollars                                              2003        2002       2003        2002
------------------------------------------------------------------------- ----------- ---------- ------------
------------------------------------------------------------------------- ----------- ---------- ------------

Net Income (Loss)                                                $74         $40        $158       $(262)

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on securities available for sale         -       (64)          -         29
  Unrealized gains (losses) on hedging activities                    -          3         (2)         27

------------------------------------------------------------------------- ----------- ---------- ------------
Total Comprehensive Income (Loss) (1)                            $74        $(21)       $156       $(206)
========================================================================= =========== ========== ============

(1) Accumulated other comprehensive income (loss) of the Company totaled $(0.4) million and $1.0 million as of June 30, 2003 and December 31, 2002, respectively.


See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 2003, approximately $352 million and $137 million of regulatory assets and liabilities, respectively, as shown below.


                                                        June 30,  December 31,
Millions of dollars                                       2003        2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Accumulated deferred income taxes, net                     $95         $95
Under-collections - fuel adjustment clauses                  39         61
Deferred environmental remediation costs                     21         27
Asset retirement obligation - nuclear decommissioning        51           -
Deferred non-conventional fuel tax benefits, net           (52)        (40)
Storm damage reserve                                        (34)        (32)
Franchise agreements                                        64          65
Other                                                        31          29
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total                                                     $215        $205
================================================================================

     Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

     Under-collections - fuel adjustment clauses represent amounts under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) or North Carolina Utilities Commission (NCUC) during annual hearings.

     Deferred environmental remediation costs represent costs associated with the assessment and clean up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by South Carolina Electric & Gas Company (SCE&G) are being recovered through rates, and such costs, totaling approximately $12 million, are expected to be fully recovered by the end of 2005. A portion of the costs incurred at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) is also being recovered through rates, and management believes the remaining costs of approximately $7.6 million will be recoverable in the future. Amounts incurred to date that have not been recovered through gas rates at PSNC Energy are approximately $1.3 million. (See Note 3.)

     Asset retirement obligation - nuclear decommissioning represents the regulatory asset associated with the legal obligation of decommissioning and dismantling V. C. Summer Nuclear Station (Summer Station) as required in SFAS 143, "Accounting for Asset Retirement Obligations." (See Note 1B).

     Deferred non-conventional fuel tax benefits represent the deferral of partnership losses and other expenses, offset by the accumulated deferred income tax credits associated with two SCE&G partnerships involved in converting coal to alternate fuel. Under a plan approved by the SCPSC, any tax credits generated from non-conventional fuel produced and consumed by SCE&G and ultimately passed through to SCE&G, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions.

         The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a ten-year period. The accumulated storm damage reserve can be applied to offset actual storm damage costs in excess of $2.5 million in a calendar year.

         Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over the next 15 years.

         The SCPSC and the NCUC have reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the SCPSC or the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to SCPSC or NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially adversely affected.

B.   New Accounting Standards

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In connection with this implementation, the Company performed a valuation analysis of its investment in South Carolina Pipeline Corporation (SCPC) using a discounted cash flow analysis and of PSNC Energy using an independent appraisal. The analysis of the investment in PSNC Energy indicated that the carrying amount of PSNC Energy's acquisition adjustment exceeded its fair value by approximately $230 million, or $2.20 loss per share. The resulting impairment charge is reflected on the Condensed Consolidated Statement of Operations as the cumulative effect of an accounting change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. The Company performed an annual evaluation as of January 1, 2003 and no further impairment was indicated.

         The Company adopted SFAS 143 effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. As of December 31, 2002, prior to the adoption of SFAS 143, the Company carried deferred debits and deferred credits each totaling approximately $87 million related to the decommissioning and dismantling of Summer Station and the funding thereof. Effective January 1, 2003, in connection with the measurement of the ARO upon the adoption of SFAS 143, the amounts reflected within these regulatory assets and liabilities were recharacterized.

     The following table presents such recharacterized amounts related to the decommissioning obligation and the funding thereof as recorded in the condensed consolidated balance sheet as of June 30, 2003, and the pro forma amounts that would have been recorded as of December 31, 2002 and 2001 had SFAS 143 been adopted at the beginning of 2001.

                                                   As of
                                   June 30,      December 31,    December 31,
Millions of dollars                  2003            2002            2001
-------------------
                                    Actual         Proforma        Proforma
Assets:
Within electric plant                  $40            $40            $40
Within accumulated depreciation        (13)            (13)          (12)
Assets held in trust (net) -
   nuclear decommissioning              36              39            35
Within other regulatory assets          51              45            42
                                  ------------- ----------------   -------
                                  ------------- ----------------   -------
     Total                           $114            $111           $105
                                  ============= ================   =======
                                  ============= ================   =======

Liabilities:
 Asset retirement obligation -
    nuclear plant decommissioning     $114            $111          $105
                                   ============ ==============  ===========

        Proforma net income (loss) and earnings (loss) per share for periods prior to the adoption of SFAS 143 would not differ from amounts actually recorded during these periods.

        In addition to the ARO for Summer Station, the Company believes that there is legal uncertainty as to the existence of environmental obligations associated with certain transmission and distribution properties. The Company believes that any ARO related to this type of property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

        The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

        The Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

     The Company adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective January 1, 2003. SFAS 148 requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 148.

         SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, " Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 150.

C.  Equity Compensation Plan

        Under the SCANA Corporation Long-Term Equity Compensation Plan (the "Plan"), certain employees and non-employee directors may receive incentive and nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation using the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" and related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" and, effective January 1, 2003, the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." At June 30, 2003, options issued and outstanding under the Plan totaled approximately 1.6 million.

        All options were granted with exercise prices equal to the fair market value of the Company's stock on the respective grant dates; therefore, no compensation expense has been recognized in connection with such grants. If the Company had determined compensation expense for the issuance of options based on the fair value method described in SFAS 123, pro forma net income and earnings
(loss) per share would have been as presented below:

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                                2003         2002        2003         2002
                                                                ----         ----        ----         ----
Net income (loss) - as reported (millions)                       $74          $40         $158        $(262)
Net income (loss) - pro forma (millions)                         $73          $40         $157        $(262)
Basic and diluted earnings (loss) per share - as reported       $.67         $.38        $1.42       $(2.50)
Basic and diluted earnings (loss) per share - pro forma         $.66         $.38        $1.41       $(2.50)

D.  Earnings (Loss) Per Share

         Earnings (loss) per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

E.  Affiliated Transactions

     SCE&G holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel. SCE&G had recorded as receivables from affiliated companies for these investments approximately $15.5 million and $8.5 million at June 30, 2003 and December 31, 2002, respectively. SCE&G had recorded as payables to affiliated companies for these investments approximately $13.2 million and $8.0 million at June 30, 2003 and December 31, 2002, respectively.

F.  Reclassifications

     Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. ACCOUNTING CHANGE

     As a result of the January 1, 2002 adoption of SFAS 142, the Company recorded a $230 million impairment charge related to the acquisition adjustment which had been recorded in connection with its investment in PSNC Energy. This charge is reflected on the Condensed Consolidated Statements of Operations as the cumulative effect of an accounting change. See additional information at
Note 1B.

3. RATE AND OTHER REGULATORY MATTERS

     South Carolina Electric & Gas Company (SCE&G)

     Electric

     In January 2003 the SCPSC issued an order granting SCE&G a composite increase in retail electric rates of approximately 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

         In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

     In January 2003, in conjunction with the approval of the above retail rate increase, the SCPSC approved SCE&G's request to reduce the fuel component to
1.678 cents per KWh. This reduction was effective for service rendered on and after February 1, 2003. In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the resolution of the above appeal to the Circuit Court of the SCPSC's May 2002 order.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2002 through June 30, 2003 was as follows:

Rate Per Therm Effective Date          Rate Per Therm  Effective Date

    $.728      January-February  2003      $.596       January-October 2002
    $.928      March-June 2003             $.728       November-December 2002

         The SCPSC allows SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been recorded in deferred debits. In October 2002, as a result of the annual review, the SCPSC reaffirmed SCE&G's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2005, of the balance remaining at June 30, 2003 of $12.3 million.

         Public Service Company of North Carolina, Incorporated (PSNC Energy)

         PSNC Energy's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. PSNC Energy revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC Energy's gas purchasing practices annually.

         PSNC Energy's benchmark cost of gas in effect during the period January 1, 2002 through June 30, 2003 was as follows:

Rate Per Therm   Effective Date         Rate Per Therm    Effective Date

    $.460        January-February 2003        $.300       January 2002
    $.595        March 2003                   $.215       February-June 2002
    $.725        April-June 2003              $.350       July-October 2002
                                              $.410       November-December 2002

     On April 24, 2003 the NCUC issued an order in PSNC Energy's 2002 Annual Prudence Review. The NCUC determined that PSNC Energy's gas costs during the 12-month review period ended March 31, 2002 were reasonable and prudently incurred. The NCUC also authorized new temporary rate decrements to refund certain balances in deferred accounts.

     On June 2, 2003 PSNC Energy filed testimony in the 2003 Annual Prudence Review related to the 12 months ended March 31, 2003. The NCUC will hold a hearing on August 12, 2003 to review PSNC Energy's filing.

         A state expansion fund, established by the North Carolina General Assembly and funded by refunds from PSNC Energy's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC Energy's requests for disbursement of up to $28.4 million from PSNC Energy's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. PSNC Energy estimates that the cost of this project will be approximately $31.4 million. The Madison County and Jackson County portions of the project were completed in 2002, and the Swain County portion is expected to be completed in the spring of 2004. Through June 30, 2003 approximately $20.0 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC Energy. As specified in the order, PSNC Energy agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

South Carolina Pipeline Corporation (SCPC)

     SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. In an order dated August 5, 2003 the SCPSC found that for the period April 2002 through December 2002 SCPC's gas purchasing policies and practices were prudent and SCPC properly adhered to the gas cost recovery provisions of its gas tariff.

4. LONG-TERM DEBT

        On January 13, 2003 the Company retired at maturity $60 million of 6.05% medium-term notes.

        On January 23, 2003 SCE&G issued $200 million First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

        On April 4, 2003 the Company redeemed $100 million of floating rate medium-term notes that were set to mature August 8, 2003. The notes were bearing interest at a rate of 2.215% when redeemed.

     On May 21, 2003 SCE&G issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. SCE&G used the net proceeds from the sale of these bonds and certain other SCE&G funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

5. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the Restated Articles of Incorporation of SCE&G contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2003 approximately $42.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

6. FINANCIAL INSTRUMENTS

        Investments

     Certain of the Company's subsidiaries hold investments in marketable securities, some of which are subject to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," mark-to-market accounting and some of which are considered cost basis investments for which determination of fair value historically has been considered impracticable. Equity holdings subject to SFAS 115 are categorized as "available for sale" and are carried at quoted market prices, with any unrealized gains and losses credited or charged to other comprehensive income (loss) within common equity on the Company's balance sheet. Debt securities and preferred stock with significant debt characteristics are categorized as "held to maturity" and are carried at amortized cost. When indicated, and in accordance with its stated accounting policy, the Company performs periodic assessments of whether any decline in the value of these securities to amounts below the Company's cost basis is other than temporary. When other than temporary declines occur, write-downs are recorded through operations, and new (lower) cost bases are established.

Telecommunications Investments

     At June 30, 2003 SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of the Company, held investments in the equity and debt securities of the following companies in the amounts noted in the table below.

Investee           Securities                                                            Basis
------------------ ------------------------------------------------------------- -----------------------
                                                                                 (Millions of dollars)

Magnolia Holding   6.2 million shares nonvoting common stock                                $8.3

ITC^DeltaCom       566.0 thousand shares of common stock                                      1.1
                   154.2 thousand shares series A 8% preferred stock,
                      convertible in 2005 into 2.7 million shares of
                      common stock                                                          12.9
                   Warrants to purchase 506.9 thousand shares of common stock                 1.1

Knology            7.2 million shares series A preferred stock, convertible
                   into
                      7.5 million shares of common stock                                    14.0
                   14.8 million shares series C preferred stock, convertible
                   into
                      14.8 million shares of common stock                                   27.8
                   21.7 million shares series E preferred stock, convertible
                      into 21.7 million shares of common stock                              40.6
                   12% senior unsecured
                      notes due 2009, including accrued interest                            46.5

     On May 9, 2003, the Company's investment in ITC Holding Company, Inc. was sold. The transaction resulted in the receipt of net after-tax cash proceeds of approximately $46 million and the receipt of an investment interest in a newly formed entity, Magnolia Holding Company LLC (Magnolia Holding). A book gain, net of tax, of approximately $37 million was realized upon this transaction. Magnolia Holding holds ownership interests in several Southeastern communications companies. ITC^DeltaCom, Inc. (ITC^DeltaCom) is a regional provider of telecommunications services. The common shares of ITC^DeltaCom owned by SCH have a market value of $1.7 million. The ITC^DeltaCom preferred shares owned by SCH are classified as held to maturity due to their debt features, and the market value is not readily determinable. Knology, Inc. (Knology) is a broadband service provider of cable television, telephone and internet services.In June 2003, based upon valuation information obtained in connection with the Magnolia Holding transaction, SCH recorded impairment losses associated with the Knology investment totaling $4.8 million, net of taxes.

Derivatives

        SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income
(loss), depending upon the intended use of the derivative and the resulting designation. The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

     Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure. The Risk Management Committee, which is comprised of certain officers, including the Company's Risk Management Officer and senior officers, apprises the Board of Directors with regard to the management of risk and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions that are allowed.

Commodities

        The Company uses derivative instruments to hedge anticipated future purchases of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile price market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to hedge operational storage assets. The basic types of financial instruments utilized are exchange-traded instruments, such as New York Mercantile Exchange futures contracts or options, and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions.

     The Company recognized gains of approximately $5.8 million, net of tax, as a result of qualifying cash flow hedges related to nonregulated operations during the six months ended June 30, 2003. No such gains were recognized during the three months ended June 30, 2003. The Company recognized losses of approximately $2.9 million and $21.9 million, net of tax, as a result of qualifying cash flow hedges related to nonregulated operations during the three and six months ended June 30, 2002. These gains and losses were recorded in cost of gas. The Company estimates that most of the June 30, 2003 unrealized gain balance of $0.5 million, net of tax, will be reclassified from accumulated other comprehensive income (loss) to earnings in 2004 and 2005 as a decrease to gas cost if market prices remain stable. As of June 30, 2003 all of the Company's cash flow hedges settle by their terms before the end of 2006.

        The Company recorded option premiums of $0.4 million and gains of $0.3 million, net of tax, as a result of qualifying fair value hedges during the three and six months ended June 30, 2003, respectively. The premiums and gains were recorded in cost of gas. As of June 30, 2003 all of the Company's fair value hedges settle by their terms before the end of 2003.

        On January 2, 2003 PSNC Energy filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. The program and any related transactions will be addressed in the NCUC's August 2003 Annual Prudence Review. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration.

        SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. As such, costs of related derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a current asset or liability.

        The Company also utilizes certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in net income (loss), and was insignificant in the periods presented.

Interest Rates

        The Company uses interest rate swap agreements to manage interest rate risk. These swap agreements provide for the Company to pay variable rate and receive fixed rate interest payments and are designated as fair value hedges of certain debt instruments. The Company may terminate a swap agreement and may replace it with a new swap also designated as a fair value hedge.

     Payments received upon termination of a swap are recorded as basis adjustments to long-term debt and are amortized as reductions to interest expense over the term of the underlying debt. The fair value of interest rate swaps is recorded within other deferred debits on the balance sheet. The resulting credits serve to reflect the hedged long-term debt at its fair value. Periodic receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

        At June 30, 2003 the estimated fair value of the Company's swaps totaled $20.2 million related to combined notional amounts of $337.4 million.

     In anticipation of the issuance of debt, the Company also uses interest rate lock agreements to manage interest rate risk. Payments received or made upon termination of interest rate lock agreements are recorded within other deferred debits on the balance sheet and are amortized to interest expense over the term of the underlying debt. In connection with the issuance of First Mortgage Bonds in May 2003, the Company paid approximately $11.9 million upon the termination of a treasury lock agreeement.

7. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Commitments and contingencies at June 30, 2003 include the following:

A.     Lake Murray Dam Reinforcement

       In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $275 million and be completed in 2005. Costs incurred through June 30, 2003 totaled approximately $105 million.

B.     Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       The Price-Anderson Indemnification Act expired in August 2002, but is expected to renew with only modest changes in 2003. This has no impact on SCE&G at present due to the "grandfathered" status of existing licensees that are covered under the past act until such time as it is renewed.

        SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.8 million.

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

C.      Environmental

        The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate solely to regulated operations.

        South Carolina Electric & Gas Company

     At SCE&G, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $8.2 million at June 30, 2003. The deferral includes the estimated costs associated with the following matters.

        SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed in 2003, with certain monitoring and retreatment activities continuing until 2007. As of June 30, 2003, SCE&G has spent approximately $18.7 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.2 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. In addition, in March 2003 SCE&G signed a consent agreement with DHEC related to a site formerly owned by SCE&G. The site contained residue material that was moved from an MGP site. The removal action for this site has been completed. SCE&G anticipates that major remediation activities for the three owned sites will be completed before 2006. SCE&G has spent approximately $2.3 million related to all of these sites, and expects to spend an additional $5.7 million.

        Public Service Company of North Carolina, Incorporated

        PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. PSNC Energy has recorded a liability and associated regulatory asset of $7.6 million, which reflects the estimated remaining liability at June 30, 2003. Amounts incurred to date that have not been recovered through gas rates are approximately $1.3 million. Management believes that all MGP cleanup costs incurred will be recoverable through gas rates.

D.      Long-Term Natural Gas Contract

     In 2001 a subsidiary of the Company entered into, in the ordinary course of business, a 15 year take-and-pay contract with an unaffiliated natural gas supplier to purchase 190,000 DT of natural gas per day beginning in the spring of 2004. In December 2002, as a result of the failure of the supplier and its guarantor to meet contractual obligations related to credit support provisions, the subsidiary terminated the contract. A hearing under the binding arbitration provisions of the contract is scheduled for September 2003. In initial pleadings for the hearing, the supplier demanded payment of at least $134 million in damages from the subsidiary; conversely, the subsidiary demanded payment of no less than $154 million in damages from the supplier. The Company is confident of the propriety of its actions, and the Company will vigorously pursue its position in the arbitration proceedings. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

8. SEGMENT OF BUSINESS INFORMATION

     The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments; therefore, it is reflected as an adjustment to arrive at consolidated total assets. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131 criteria for aggregation.

                        Disclosure of Reportable Segments
                              (Millions of dollars)

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
       Three Months Ended            External    Intersegment     Operating           Net            Segment
          June 30, 2003              Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                    $356             $1            $97             n/a             $6,224
Gas Distribution                        146              -             (6)            n/a              1,439
Gas Transmission                          47           64                3            n/a                 331
Retail Gas Marketing                      77             -             n/a              $3                 78
Energy Marketing                        100              -             n/a               -                 50
Telecommunications Investments             -             -             n/a              32               183
All Other                                  -           72                -              (1)              368
Adjustments/Eliminations                   -         (137)               6              40               (877)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                     $726            $-            $100             $74             $7,796
================================== ============= ============== =============== ================= ===============

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
        Six Months Ended             External    Intersegment     Operating           Net            Segment
          June 30, 2003              Revenue        Revenue         Income       Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                    $692            $3            $181               n/a           $6,224
Gas Distribution                        489              -             55               n/a            1,439
Gas Transmission                        131           172               8               n/a               331
Retail Gas Marketing                    260              -           n/a               $17                 78
Energy Marketing                        223              -           n/a                 (2)               50
Telecommunications Investments             -             -           n/a                 33              183
All Other                                  -          139               -                (3)             368
Adjustments/Eliminations                   -         (314)             24              113               (877)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                    $1,795            $-           $268             $158            $7,796
================================== ============= ============== =============== ================= ===============

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
       Three Months Ended            External    Intersegment     Operating           Net            Segment
          June 30, 2002              Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                    $349          $145             $86              n/a            $5,609
Gas Distribution                         102            17              (2)            n/a             1,626
Gas Transmission                          53            58               6             n/a               290
Retail Gas Marketing                      62              -           n/a               $1                 63
Energy Marketing                          83              -           n/a               (2)                64
Telecommunications Investments             -              -             n/a             (3)               307
All Other                                  -              1              -               4                536
Adjustments/Eliminations                   -          (221)             (1)             40               (827)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                     $649             $-            $89             $40             $7,668
================================== ============= ============== =============== ================= ===============






---------------------------------- ------------- -------------- --------------- ----------------- ---------------
        Six Months Ended             External    Intersegment     Operating           Net            Segment
          June 30, 2002              Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                     $651         $293            $174              n/a            $5,609
Gas Distribution                         343            18              52             n/a             1,626
Gas Transmission                         108           131              (3)             n/a              290
Retail Gas Marketing                     218              -            n/a              $15               63
Energy Marketing                          151             -            n/a               (3)              64
Telecommunications Investments               -            -              -            (153)              307
All Other                                    -            3              -                3               536
Adjustments/Eliminations                     -        (445)             19            (124)              (827)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                    $1,471             $-          $242             $(262)          $7,668
================================== ============= ============== =============== ================= ===============

9. SUBSEQUENT EVENTS

     On July 1, 2003 the Company retired at maturity $20 million of 6.51% medium-term notes. On July 8, 2003 the Company retired at maturity $75 million of 6.25% medium-term notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility and nonutility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) performance of the Company's pension plan assets, (11) inflation, (12) changes in environmental regulations,
(13) volatility in commodity natural gas markets and (14) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission (SEC). The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

     In South Carolina electric restructuring efforts remain stalled, and the state legislature adjourned for the year without considering electric restructuring legislation. At the federal level, energy legislation passed both houses of Congress in 2003, though significant differences exist between the House and Senate versions. Some of the more stringent provisions of this legislation, either currently included or expected to be debated in conference committee, would require that one percent of the electric energy sold by retail electric suppliers, beginning in 2005, escalating to ten percent by 2020, be generated from renewable energy resources. Renewable energy resources, as defined in the legislation, may exclude hydroelectric generation. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. The Company cannot predict whether such legislation will be enacted, and if it is, the conditions it would impose on utilities.

        In July 2002 the United States Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design
(SMD) which proposes sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and will attempt, in large measure, to standardize the national energy market. If implemented, the proposed rule may have a significant impact on South Carolina Electric and Gas Company's (SCE&G) access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. On April 28, 2003 FERC issued a "white paper" regarding SMD which describes how the final SMD rule will differ from the NOPR. The Company is currently evaluating FERC's action to determine potential effects on SCE&G's operations. Additional directives from FERC are expected.

Gas Distribution

       Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, the other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect the price and impact the Company's ability to retain large commercial and industrial customers on a monthly basis.

Gas Transmission

        In September 2002 SCG Pipeline, Inc. (SCG) received approval from FERC to acquire an interest in an existing pipeline and to build a pipeline from Elba Island, Georgia to Jasper County, South Carolina. When operational, SCG will provide interstate transportation services for natural gas to markets in southeastern Georgia and South Carolina. SCG will transport natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG at Elba Island, near Savannah, Georgia. The endpoint of SCG's pipeline will be at the site of the natural gas-fired generating station that SCE&G is building in Jasper County, South Carolina. Construction of the pipeline began in March 2003, with completion expected by the end of 2003, at a cost of approximately $32 million.

       South Carolina Pipeline Corporation (SCPC) supplies natural gas to SCE&G, for its resale to gas distribution customers and for certain electric generation needs. SCPC also sells natural gas to large commercial and industrial customers in South Carolina, and it faces the same competitive pressures as gas distribution for these classes of customers.

Retail Gas Marketing

     SCANA Energy continues to maintain its position as the second largest natural gas marketer in Georgia with a market share of approximately 25 percent and total customers in excess of 350,000. SCANA Energy's competitors include affiliates of other large energy companies with substantial experience in Georgia's energy market as well as several electric membership cooperatives
(EMCs). SCANA's ability to maintain its market share depends on the prices it charges customers relative to the prices charged by its competitors, its ability to continue to provide high levels of customer service and other factors.

     The Georgia Public Service Commission (GPSC) continues to implement provisions of the Natural Gas Consumer's Relief Act of 2002 (the Act). Among other things, the Act created a regulated provider selected through a bidding process to serve low-income and high credit risk customers. The Act also established new service quality standards and addressed assignment of interstate assets.

     In 2002 SCANA Energy was selected by the GPSC to serve as Georgia's regulated provider for a 2-year period. In this capacity, SCANA Energy serves low-income customers at rates subsidized by Georgia's Universal Service Fund, and extends service to high credit risk customers who have been denied service by other marketers. At June 30, 2003 approximately 24,000 of SCANA Energy's customers were being served under this program.

     In July 2003 the GPSC approved a joint stipulation between the GPSC staff, Atlanta Gas Light Company (AGL) and other natural gas marketers dealing with interstate asset capacity and other operational issues. The joint stipulation reduces the frequency whereby AGL can recall capacity previously released to the various gas marketers and streamlines certain gas balancing processes. Though SCANA Energy believes the joint stipulation will improve operations for the gas marketers, SCANA Energy continues to advocate an alternate plan it proposed that would assign interstate asset capacity to those gas marketers choosing assignment and approved by the GPSC. The GPSC has indicated that it intends to file a request with FERC to obtain a declaratory order on whether FERC regulation would preempt or have jurisdiction over SCANA Energy's proposal. The GPSC has not yet filed the request with FERC. After FERC issues a declaratory order, the GPSC is expected to evaluate the order and determine what action, if any, the GPSC should take on SCANA Energy's proposal.

     SCANA Energy and SCANA's other natural gas distribution, transmission and marketing segments maintain gas inventory and also utilize forward contracts and financial instruments, including futures contracts and options, to manage their exposure to fluctuating commodity natural gas prices. As a part of this risk management process, at any given time, a portion of SCANA's projected natural gas needs has been purchased or otherwise placed under contract. Since SCANA Energy operates in a competitive market, it may be unable to sustain its current level of customers and/or pricing, thereby reducing expected margins and profitability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended June 30, 2003 was 1.82.

     Cash requirements for SCANA's regulated subsidiaries arise primarily from their operational needs, funding their construction programs and payment of dividends to SCANA. The ability of the regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity or gas, will depend on their ability to attract the necessary financial capital on reasonable terms. Regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought. The future financial position and results of operations of the regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief, if requested.

     In January 2003 the Public Service Commission of South Carolina (SCPSC) issued an order granting SCE&G a composite increase in retail electric rates of approximately 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

     The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the six months ended June 30, 2003 and 2002:

--------------------------------------------------------------------------------------------------
                                                                           Six Months Ended
                                                                               June 30,
Millions of dollars                                                       2003           2002
------------------------------------------------------------------------------------ -------------

Net cash provided from operating activities                               $242           $188
Net cash used for financing activities                                     (69)            (39)
Cash provided from sale of investments and assets                            65            336
Funds used for investments                                                   (8)         (20)
Cash and temporary investments available at the beginning of the period     374           192

Funds used for utility property additions and construction expenditures,
    net of noncash allowance for funds used during construction            $(380)        $(269)
Funds used for nonutility property additions                                  (4)           (7)

CAPITAL TRANSACTIONS

     On January 13, 2003 the Company retired at maturity $60 million of 6.05% medium-term notes.

        On January 23, 2003 SCE&G issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

     On April 4, 2003 the Company redeemed $100 million of floating rate medium-term notes that were set to mature August 8, 2003. The notes were bearing interest at a rate of 2.215% when redeemed.

     On May 21, 2003 SCE&G issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. SCE&G used the net proceeds from the sale of these bonds and certain other SCE&G funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

     On July 1, 2003 the Company retired at maturity $20 million of 6.51% medium-term notes. On July 8, 2003 the Company retired at maturity $75 million of 6.25% medium-term notes.

CAPITAL PROJECTS

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in mid-2004. SCG will transport natural gas to the facility.

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through June 30, 2003 totaled approximately $105 million.

        In 2002 SCE&G entered into an agreement with the South Carolina Transportation Infrastructure Bank (the Bank) and the South Carolina Department of Transportation (SCDOT) that allows SCE&G to borrow funds from the Bank to construct a roadbed for SCDOT in connection with the above Lake Murray dam remediation project. The loan agreement provides for interest-free borrowings for costs incurred not to exceed $59 million, with such borrowings being repaid over ten years from the initial borrowing. At June 30, 2003 SCE&G has not yet borrowed under the agreement.

ENVIRONMENTAL MATTERS

        For information on environmental matters see Note 7C of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

Nuclear Station License Extension

     In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042. At June 30, 2003 SCE&G had capitalized approximately $9 million related to the application process and expects to capitalize an additional $3 million. SCE&G expects the extension to be issued in mid-2004.

Telecommunications Investments

     On May 9, 2003, the Company's investment in ITC Holding Company, Inc. was sold. The transaction resulted in the receipt of net after-tax cash proceeds of approximately $46 million and the receipt of an investment interest in a newly formed entity, Magnolia Holding Company LLC, valued at approximately $8 million. A book gain, net of tax, of approximately $37 million was realized upon consummation of this transaction.

Synthetic Fuel

         SCE&G holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel, the use of which fuel qualifies for federal income tax credits. The aggregate investment in these partnerships as of June 30, 2003 is approximately $4 million, and through June 30, 2003, they have generated and passed through to SCE&G approximately $74 million in such tax credits. In addition, PrimeSouth, Inc, a non-regulated subsidiary of SCANA, operates a synthetic fuel facility for a third party and receives management fees, royalties and expense reimbursements related to these services. PrimeSouth does not benefit from any synfuel tax credits.

     Under a plan approved by the SCPSC, any tax credits generated and ultimately passed through SCE&G from synfuel produced and consumed by SCE&G, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions. See Note 1A of Notes to Consolidated Financial Statements.

     On June 27, 2003 the Internal Revenue Service (IRS) announced that it is reviewing the scientific validity of certain test procedures and results that have been presented by other taxpayers as evidence that solid coal-based synthetic fuels have undergone a significant chemical change. Pending completion of this review, the IRS has suspended the issuance of Private Letter Rulings on the question of significant chemical change for requests that rely on the testing procedures and results being reviewed. After the IRS concludes its review, which may occur before the end of 2003, the IRS may seek to disallow synfuel tax credits retroactively, prospectively or both. Although one of the partnerships in which SCE&G owns an interest is currently under audit by the IRS, there have been no issues raised with respect to the validity of synthetic fuel tax credits. While SCE&G is not able to determine what conclusion the IRS will reach, to the extent the IRS disallows synfuel tax credits, there would not be a material adverse effect on the Company's or SCE&G's financial position, results of operations or cash flows.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2002

         The following discussion of the results of operations of SCANA Corporation and its subsidiaries (the Company) includes a non-GAAP measure, net earnings from operations per share, which excludes from net income (loss) (i) the cumulative effects of mandated changes in accounting principles and (ii) the effects of sales of certain assets and investments and impairment charges related to certain investments. Management considers net earnings from operations to be a relevant measure in assessing the Company's fundamental earnings in that it provides investors with improved transparency of financial information and more meaningful comparability of period-over-period analysis.

Earnings Per Share

        Net earnings from operations per share of common stock for the second quarter and year to date periods ended June 30, 2003 and 2002 were as follows:

------------------------------------------------------------------------------------------- -------------------------
                                                                      Second Quarter              Year to Date
                                                                     2003         2002         2003         2002
------------------------------------------------------------------------------ ------------ ------------ ------------

Earnings (loss) per share                                            $.67         $.38          $1.42      $(2.50)
  Less:  Realized gain from sale of telecommunications investments    .33             -            .33         .10
             Investment impairments                                  (.04)         (.07)         (.04)      (1.59)
             Sale of assets                                              -          .09              -         .09
             Cumulative effect of accounting change, net of taxes                                    -
                                                                      -             -                      (2.20)
------------------------------------------------------------------------------ ------------ ------------ ------------
      Net earnings from operations per share                         $.38         $.36         $1.13        $1.10
============================================================================== ============ ============ ============

Second Quarter 2003 vs 2002
        Net earnings from operations per share increased $.02 primarily due to improved electric margins of $.12 and improved gas margins of $.06. These factors were partially offset by higher operation and maintenance expenses of $.06, higher property taxes of $.02, higher depreciation and amortization expense of $.03 and the dilutive effect of additional shares outstanding of $.04.

     Earnings per share for 2003 includes a gain of $.33 per share in connection with the sale of ITC Holding shares and the receipt of an investment interest in a newly formed entity (Magnolia Holding) in May 2003. In the second quarter of 2003 the Company recorded an impairment charge of $.04 per share related to the Knology preferred stock investment. In April 2002 the Company recorded a $.09 per share gain from the sale of a subsidiary's radio service network. In June 2002 the Company recorded an impairment write-down of $.07 per share related to the other than temporary decline in market value of the Company's investment in Deutsche Telekom AG (DTAG).

Year to Date 2003 vs 2002
     Net earnings from operations per share increased $.03 primarily due to higher electric margins of $.24 and higher gas margins of $.18. These factors were partially offset by higher operations and maintenance expenses of $.16, higher depreciation and amortization expenses of $.07, higher property taxes of $.04, the dilutive effect of additional shares outstanding of $.08 and lower AFC of $.03.

     Year to date earnings (loss) per share include the items described in the second quarter above. In addition, earnings (loss) per share for 2002 include a gain of $.10 per share in connection with the sale of DTAG shares in March 2002. In March 2002 the Company also recorded an impairment write-down of $1.52 per share related to the other than temporary decline in market value of the Company's investment in DTAG and the $0.07 impairment described above in the second quarter. Also, as required by SFAS 142 the Company recorded an impairment charge of $2.20 per share, effective January 1, 2002, related to the acquisition adjustment associated with Public Service Company of North Carolina, Incorporated (PSNC Energy). The charge was recorded as the cumulative effect of an accounting change.

Pension Income

     For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for 2003 decreased significantly compared to corresponding periods in 2002 primarily as a result of declines in the value of investments through 2002. Pension income during these periods was recorded on the Company's financial statements as follows:

------------------------------------------------------------------------------------ -------------------
                                                                 Second Quarter         Year to Date
Millions of dollars                                             2003        2002       2003      2002
------------------------------------------------------------------------ ----------- --------- ---------
------------------------------------------------------------------------ ----------- --------- ---------

Income Statement Impact:
  (Increase) decrease in employee benefit costs                $(1.2)       $3.3      $(2.3)      $6.9
  Increase in other income                                       1.9         1.8        3.9         3.9
Balance Sheet Impact:
  (Increase) decrease in capital expenditures                   (0.3)        1.0       (0.6)        1.9
  (Increase) decrease in amount due to Summer Station co-owner  (0.1)         0.3      (0.1)        0.6
------------------------------------------------------------------------ ----------- --------- ---------
------------------------------------------------------------------------ ----------- --------- ---------
Total Pension Income                                            $0.3        $6.4       $0.9      $13.3
======================================================================== =========== ========= =========

Allowance for Funds Used During Construction (AFC)

     AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. The decrease in AFC for the three and six months ended June 30, 2003 is primarily the result of the completion of the Urquhart Station repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased construction expenditures related to the Jasper County Generating Station project in 2003 and the Lake Murray Dam project (see discussion at CAPITAL PROJECTS).

Dividends Declared

     The Company's Board of Directors has declared the following dividends on common stock during 2003:

-------------------- -------------------- -------------------- ----------------
Declaration Date     Dividend Per Share   Record Date          Payment Date
-------------------- -------------------- -------------------- ----------------

February 20, 2003            $.345        March 10, 2003       April 1, 2003
May 1, 2003                  $.345        June 10, 2003        July 1, 2003
July 31, 2003                $.345        September 10, 2003   October 1, 2003
-------------------- -------------------- -------------------- ----------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins were as follows:

 -------------------------------------------------------------------------------------------------------------------------
                                                Second Quarter                               Year to Date
 Millions of dollars                2003       2002            Change                2003      2002        Change
 -------------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------------

 Operating revenues                  $356.3     $348.5      $7.8       2.2%        $692.3    $651.1   $41.2        6.3%
 Less:  Fuel used in generation        80.0       91.5    (11.5)    (12.6%)         160.8     165.9     (5.1)     (3.1%)
           Purchased power             15.6       16.3      (0.7)     (4.3%)         26.1      21.4      4.7     22.0%
 ------------------------------------------------------------------           ---------------------------------
      Margin                         $260.7     $240.7    $20.0        8.3%        $505.4    $463.8   $41.6        9.0%
 =========================================================================================================================

Second  Quarter 2003 vs 2002
     Margin increased by $21.3 million due to the increase in retail electric base rates approved in January 2003 and by $7.4 million due to customer growth and increased consumption. These increases were partially offset by $7.9 million due to less favorable weather. Fuel used in generation and purchased power decreased due to milder weather that resulted in a 1.6% decline in total kilowatt-hour sales.

Year to Date 2003 vs 2002
     Margin increased by $30.1 million due to the increase in retail electric base rates approved in January 2003 and by $13.8 million due to customer growth and increased consumption. These increases were partially offset by $2.3 million due to the effects of less favorable weather. Fuel used in generation decreased and purchased power increased due to several planned outages at steam plants during the first quarter of 2003.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Changes in the gas distribution sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                Second Quarter                               Year to Date
Millions of dollars                 2003        2002           Change            2003       2002           Change
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Operating revenues                    $145.6     $102.5      $43.1      42.0%     $488.9     $343.5   $145.4      42.3%
Less: Gas purchased for resale         102.3       60.9       41.4      68.0%      333.8      201.0     132.8     66.1%
-------------------------------------------------------------------           ----------------------------------
     Margin                            $43.3      $41.6       $1.7       4.1%     $155.1     $142.5     $12.6      8.8%
==========================================================================================================================

Second  Quarter 2003 vs 2002
     Margin increased primarily due to increased recovery of environmental remediation expenses of $0.3 million (offset in operations and maintenance) and customer growth and increased consumption of $2.8 million, partially offset by a decrease in industrial usage of $1.4 million due to an unfavorable competitive position of natural gas relative to alternate fuels.

Year to Date 2003 vs 2002
     Margin increased primarily due to customer growth at PSNC Energy (2.8%) and SCE&G (1.3%) and increased recovery of environmental remediation expenses of $1.6 million (offset in operations and maintenance), partially offset by a second quarter decrease in industrial usage of $2.3 million due to an unfavorable competitive position of natural gas relative to alternate fuels.

Gas Transmission

        Gas Transmission is comprised of the operations of SCPC. Changes in the gas transmission sales margins, including transactions with affiliates, were as follows:

----------------------------------------------------------------------------------------------------------------------
                                            Second Quarter                               Year to Date
Millions of dollars             2003        2002           Change            2003       2002           Change
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

Operating revenues                $110.1     $110.9   $(0.8)       (0.7%)     $302.5     $239.0    $63.5      26.6%
Less: Gas purchased for resale      99.1       98.4      0.7      0.7          278.4      227.0    51.4       22.6%
---------------------------------------------------------------           ----------------------------------
                                                                          ----------------------------------
     Margin                        $11.0      $12.5   $(1.5)    (12.0%)        $24.1      $12.0    $12.1        *
==========================================================================================================================
*Greater than 100%

Second Quarter 2003 vs 2002
        Margin decreased primarily due to an unfavorable competitive position of natural gas relative to alternate fuels and decreased demand for natural gas as a fuel for electric generation due to milder weather.

Year to Date 2003 vs 2002
        Margin increased primarily due to the favorable competitive position of natural gas relative to alternate fuels in the first quarter of $13.6 million, partially offset by the unfavorable competitive position of natural gas relative to alternate fuels in the second quarter of $1.5 million.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy. Changes in Retail Gas
Marketing revenues and net income (loss) were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                Second Quarter                               Year to Date
Millions of dollars                 2003        2002           Change            2003       2002           Change
--------------------------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------

Operating revenues                  $76.5      $62.0      $14.5      23.4%      $260.2     $218.2      $42.0      19.2%
Net income (loss)                     3.4        (0.3)       3.7       *           16.6      13.4        3.2      23.9%
==========================================================================================================================
*Greater than 100%

     Second Quarter 2003 vs 2002 Operating revenues increased primarily as a result of increased volumes and higher average retail prices. Net income increased primarily due to higher margins of $5.3 million partially offset by increased bad debt expense of $0.6 million and increased interest and operating expenses of $0.3 million.

     Year to Date 2003 vs 2002 Operating revenues increased primarily as a result of increased volumes and higher average retail prices. Net income increased primarily due to higher margins of $6.0 million partially offset by increased bad debt expense of $0.7 million, increased interest expense of $0.5 million and higher operating expense of $0.8 million.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income (loss) were as follows:

----------------------------------------------------------------------------------------------------------
                                    Second Quarter                             Year to Date
Millions of dollars      2003       2002           Change           2003      2002          Change
----------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------------

Operating revenues      $100.6     $82.6      $18.0      21.8%     $223.0    $150.5    $72.5     48.2%
Net income (loss)          0.1      (1.1)       1.2       *          (1.7)     (2.0)     0.3    (15.0%)

==========================================================================================================
*Greater than 100%

Second Quarter 2003 vs 2002
     Operating revenues increased primarily as a result of increased commodity natural gas prices. Net income increased primarily due to higher margins.

Year to Date  2003 vs 2002
     Operating revenues increased primarily as a result of increased commodity natural gas prices. Net loss decreased primarily as a result of lower operating and interest expenses of $2.2 million partially offset by lower margins of $1.9 million.

Other Operating Expenses

        Changes in other operating expenses were as follows:

-------------------------------------------------------------------------------------------------------------------
                                            Second Quarter                             Year to Date
Millions of dollars               2003      2002           Change           2003      2002           Change
-------------------------------------------------------------------------------------------------------------------

Other operation and maintenance    $141.0    $131.4        $9.6     7.3%     $285.2    $257.8   $27.4      10.6%
Depreciation and amortization        60.3      54.7         5.6    10.2%      120.2     108.4     11.8     10.9%
Other taxes                          35.3      32.1         3.2    10.0%       69.8      63.3      6.5     10.3%
----------------------------------------------------------------         --------------------------------
Total                              $236.6    $218.2       $18.4     8.4%     $475.2    $429.5   $45.7      10.6%
===================================================================================================================

Second  Quarter  2003 vs 2002
     Other operation and maintenance expenses increased primarily due to reduced pension income of $4.5 million, increased labor and benefit costs of $2.8 million and increased healthcare costs of $1.8 million. Depreciation and amortization increased by $4.0 million due to normal net property charges and by $1.6 million due to completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Year  to Date  2003  vs  2002
     Other operation and maintenance expenses increased primarily due to reduced pension income of $9.2 million, increased labor and benefits costs of $6.2 million, increased healthcare cost of $4.2 million, increased environmental remediation costs of $1.6 million, increased other operating expenses for electric generation and transmission of $2.5 million and increased bad debt expense of $1.3 million. Depreciation and amortization increased by $7.6 million due to normal net property additions and by $4.2 million due to the completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Other Income (Expense)

     Other income for the second quarter and year to date 2003 vs 2002, including AFC, increased primarily due to the gain on sale of assets and investments offset by the impairment of investments as discussed at Earnings Per Share. In addition, other income decreased due to a reduction in AFC due to completion of the Urquhart Station Repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by the Jasper County Generating Station project and Lake Murray Dam Project.

Interest Expense

Second Quarter 2003 vs 2002
      Interest expense remained unchanged due to lower interest rates of $7.5 million offset by $7.3 million due to increased debt and lower AFC.

Year to Date 2003 vs 2002
      Interest expense remained unchanged due to lower interest rates of $9.4 million, offset by $9.8 million due to increased debt and lower AFC.

Income Taxes

      Income taxes increased primarily as a result of changes in Other Income (Expense) as discussed at Earnings Per Share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      All financial instruments held by the Company described below are held for purposes other than trading.

      Interest rate risk - The table below provides information about long-term debt issued by the Company and other financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the figures shown reflect notional amounts and related maturities. Fair values for debt and swaps represent quoted market prices.

As of June 30, 2003                                           Expected Maturity Date
-------------------                                           ----------------------
Millions of dollars
                                                                                         There-                   Fair
Liabilities                              2003     2004      2005      2006      2007     after      Total        Value
--------------------------------------- -------- -------- --------- --------- --------- ---------- ---------- --------------
--------------------------------------- -------- -------- --------- --------- --------- ---------- ---------- --------------

Long-Term Debt:
Fixed Rate ($)                           251.0    202.1    197.0     177.3       71.3    2,424.2    3,322.9      3,406.8
Average Fixed Interest Rate (%)           6.39     7.51      7.37      8.58      6.94        6.39      6.64
Variable Rate ($)                                 150.0                                               150.0         149.3
Average Variable Interest Rate (%)                 1.94                                                1.94

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)              4.3     57.5      3.2       3.2      28.2      241.0      337.4         20.17
  Average Pay Interest Rate (%)           7.20      6.10     4.29      4.29      4.56       3.03       3.76
  Average Receive Interest Rate (%)       10.0     7.70      8.75      8.75      7.11       6.21       6.63


     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     At June 30, 2003 the Company held investments in the 12% senior unsecured notes (due 2009) of a telecommunications company, the cost basis of which, including accrued interest, is approximately $46 million. As these notes are not actively traded, determination of their fair value is not practicable.

     Commodity price risk - The following table provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu. Fair value represents quoted market prices.

As of June 30, 2003
Millions of dollars, except weighted average settlement price and strike price

Natural Gas Derivatives:         Expected Maturity in 2003      Expected Maturity in 2004           Expected Maturity in 2005
----------------------------
---------------------------- ----------- ---------- --------------------- ---------- ---------- ------------ ------------ --------
                             Settlement  Contract     Fair    Settlement  Contract     Fair     Settlement    Contract      Fair
                             Price (a)    Amount     Value    Price (a)    Amount      Value     Price (a)     Amount       Value
Futures Contracts:
  Long($)                       5.56       11.3       11.5       5.50        8.3        8.6        4.86          2.8         3.2
  Short($)                      5.62        1.4        1.3        -           -          -           -            -           -

                               Strike               Contract
                                Price                Amount
                                (a)
Options:
  Purchased call (long)($)      5.46                   3.5
  Purchased put (short) ($)     5.40                   9.5
---------------------------- ----------- ---------- ------------------------ ------------ ----------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
(a)  Weighted average

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 6 of Notes to Condensed Consolidated Financial Statements.

        The NYMEX futures information above includes those financial positions of both Energy Marketing and SCPC. Certain derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. The offset to the change in fair value of these derivatives is recorded as a current asset or liability.

        Beginning in January 2003, PSNC Energy initiated a hedging program for gas purchasing activities using NYMEX futures and options. PSNC Energy's tariffs include a provision for the recovery of actual gas costs incurred. PSNC Energy will include the offset to the change in fair value of derivatives acquired as part of its hedging program in deferred accounts for the over or under recovery of gas costs. PSNC Energy will seek approval of this accounting and cost recovery treatment from the North Carolina Utilities Commission (NCUC) during the annual review of its gas purchasing practices in August 2003. The offset to the change in fair value of these derivatives will be recorded as a regulatory asset or liability.

         Equity price risk - Investments in telecommunications companies' equity securities (excluding preferred stock with significant debt characteristics) are carried at market value or, if market value is not readily determinable, at cost. The carrying value of the Company's investments in such securities totaled $89.8 million at June 30, 2003. A temporary decline in value of ten percent would result in a $9.0 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of Other Comprehensive Income (Loss). An other than temporary decline in value of ten percent would result in a $9.0 million reduction in fair value and a corresponding adjustment to net income, net of tax effect.

Item 4.  Controls and Procedures

     As of June 30, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that as of June 30, 2003 the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION



Item 1.  Financial Statements

                                                     SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)

----------------------------------------------------------------------------- -----------------------
                                                               June 30,            December 31,
Millions of dollars                                              2003                  2002
----------------------------------------------------------------------------- -----------------------
Assets

Utility Plant:
    Electric                                                     $5,066                $4,934
    Gas                                                             445                   439
    Other                                                           197                   184
----------------------------------------------------------------------------- -----------------------
        Total                                                    5,708                 5,557
    Accumulated depreciation and amortization                   (1,991)               (1,912)
----------------------------------------------------------------------------- -----------------------
        Total                                                    3,717                 3,645
    Construction work in progress                                  795                    604
    Nuclear fuel, net of accumulated amortization                    28                    38
----------------------------------------------------------------------------- -----------------------
        Utility Plant, Net                                       4,540                 4,287
----------------------------------------------------------------------------- -----------------------

Nonutility Property and Investments, Net                             26                    25
----------------------------------------------------------------------------- -----------------------
----------------------------------------------------------------------------- -----------------------

Current Assets:
    Cash and temporary investments                                  81                     56
    Receivables, net                                               226                    237
    Receivables - affiliated companies                               64                    46
    Inventories (at average cost):
        Fuel                                                         32                     48
        Materials and supplies                                       50                     53
        Emission allowances                                           9                     10
    Prepayments                                                      27                     24
----------------------------------------------------------------------------- -----------------------
        Total Current Assets                                       489                     474
----------------------------------------------------------------------------- -----------------------

Deferred Debits:
    Environmental                                                    12                    18
    Nuclear plant decommissioning                                     -                    87
    Assets held in trust, net - nuclear decommissioning              36                      -
    Pension asset, net                                             266                    265
    Due from affiliates - pension and postretirement benefits        19                    18
    Other regulatory assets                                        295                    267
    Other                                                          124                    111
----------------------------------------------------------------------------- -----------------------
        Total Deferred Debits                                       752                   766
----------------------------------------------------------------------------- -----------------------
            Total                                               $5,807                $5,552
============================================================================= =======================






--------------------------------------------------------------------------------- ----------------- --------------------
                                                                                      June 30,          December 31,
Millions of dollars                                                                     2003               2002
--------------------------------------------------------------------------------- ----------------- --------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                                      $1,977             $1,966
    Preferred stock (Not subject to purchase or sinking funds)                            106                 106
--------------------------------------------------------------------------------- ----------------- --------------------
        Total Stockholders' Investment                                                  2,083               2,072
Preferred Stock, net (Subject to purchase or sinking funds)                                  9                   9
Company-Obligated Mandatorily Redeemable Preferred Securities of the Company's
    Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of 7.55%
    Junior Subordinated Debentures of SCE&G                                                  -                  50
Long-Term Debt, net                                                                     1,774               1,534
--------------------------------------------------------------------------------- ----------------- --------------------
          Total Capitalization                                                          3,866               3,665
--------------------------------------------------------------------------------- ----------------- --------------------

Current Liabilities:
    Short-term borrowings                                                                 212                 178
    Current portion of long-term debt                                                     144                  144
    Accounts payable                                                                       87                  124
    Accounts payable - affiliated companies                                                 83                  77
    Customer deposits                                                                      24                   22
    Taxes accrued                                                                         109                   93
    Interest accrued                                                                        37                  31
    Dividends declared                                                                      38                  42
    Deferred income taxes, net                                                               2                  12
    Other                                                                                   25                  37
--------------------------------------------------------------------------------- ----------------- --------------------
          Total Current Liabilities                                                        761                760
--------------------------------------------------------------------------------- ----------------- --------------------

Deferred Credits:
    Deferred income taxes, net                                                             616                610
    Deferred investment tax credits                                                        107                108
    Reserve for nuclear plant decommissioning                                                 -                 87
    Asset retirement obligation - nuclear plant                                            114                   -
    Due to affiliates - pension and postretirement benefits                                 16                  17
    Postretirement benefits                                                                136                131
    Regulatory liabilities                                                                 124                 109
    Other                                                                                   67                  65
--------------------------------------------------------------------------------- ----------------- --------------------
          Total Deferred Credits                                                        1,180               1,127
--------------------------------------------------------------------------------- ----------------- --------------------
                Total                                                                  $5,807             $5,552
================================================================================= ================= ====================

See Notes to Condensed Consolidated Financial Statements.





                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

---------------------------------------------------------------- -------------------------- -------------------------
                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
Millions of dollars                                                 2003          2002          2003         2002
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Operating Revenues:
    Electric                                                          $358        $350          $695         $654
    Gas                                                                64            53          204           160
---------------------------------------------------------------- ------------ ------------- ------------- -----------
        Total Operating Revenues                                     422           403           899           814
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Operating Expenses:
    Fuel used in electric generation                                   71           75           140           131
    Purchased power (including affiliated purchases)                   34           42             65           75
    Gas purchased for resale                                           50           40           150           112
    Other operation and maintenance                                  100            97           202           180
    Depreciation and amortization                                      48           42            95            84
    Other taxes                                                        31           28            61            54
---------------------------------------------------------------- ------------ ------------- ------------- -----------
        Total Operating Expenses                                     334           324           713           636
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Operating Income                                                       88           79           186           178

Other Income, Including Allowance for Equity Funds
      Used During Construction of $4, $6, $8 and $11                    8           10            15            19
---------------------------------------------------------------- ------------ ------------- ------------- -----------
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                          96           89           201           197
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction of $2, $3, $4 and  $7               34           29            66            57
Dividend Requirement of Company -
    Obligated Mandatorily Redeemable Preferred Securities                1            1            2              2
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Income Before Income Taxes and Preferred Stock Dividends               61           59           133           138
Income Taxes                                                           21           19            46            46
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Net Income                                                             40           40            87            92
Preferred Stock Cash Dividends Declared (At stated rates)                2            2            4              4
---------------------------------------------------------------- ------------ ------------- ------------- -----------
Earnings Available for Common Stockholder                             $38          $38          $83            $88
================================================================ ============ ============= ============= ===========

See Notes to Condensed Consolidated Financial Statements.




                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------- ----------------------------
                                                                                                  Six Months Ended
                                                                                                      June 30,
Millions of dollars                                                                              2003           2002
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Operating Activities:
    Net income                                                                                    $87            $92
      Adjustments to reconcile net income to net cash provided from operating activities:
          Depreciation and amortization                                                             95            84
          Amortization of nuclear fuel                                                              12              7
          Allowance for funds used during construction                                             (12)          (18)
          Over (under) collections, fuel adjustment clauses                                         25           (11)
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                                                    (7)          (36)
              (Increase) decrease in inventories                                                    20            (6)
              (Increase) decrease in prepayments                                                    (3)          (15)
              (Increase) decrease in pension asset                                                  (1)          (13)
              (Increase) decrease in other regulatory assets                                       (18)           (1)
              Increase (decrease) in deferred income taxes, net                                     (4)           11
              Increase (decrease) in regulatory liabilities                                         21            18
              Increase (decrease) in postretirement benefits                                         5             5
              Increase (decrease) in accounts payable                                              (31)            5
              Increase (decrease) in taxes accrued                                                  16           (59)
              Increase (decrease) in interest accrued                                                6             6
          Changes in other assets                                                                   (2)          (15)
          Changes in other liabilities                                                               6             5
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Provided From Operating Activities                                                215             59
-------------------------------------------------------------------------------------------- ------------- --------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                         (304)         (238)
    Proceeds from sales of assets                                                                    -             1
    Increase in nonutility property                                                                  -            (1)
    Increase in investments                                                                         (8)           (3)
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Used For Investing Activities                                                    (312)         (241)
-------------------------------------------------------------------------------------------- ------------- --------------

Cash Flows From Financing Activities:
     Proceeds:
        Issuance of First Mortgage Bonds                                                          495            295
        Other long-term debt                                                                        2              -
        Capital contribution from parent                                                            -              3
     Repayments:
          Mortgage Bonds                                                                         (250)          (104)
          Other long-term debt                                                                      (8)           (2)
          SCE&G Trust I Preferred Securities                                                       (50)             -
          Payment of deferred financing costs                                                      (21)             -
     Dividends and distributions:
          Common stock                                                                             (76)          (75)
          Preferred stock                                                                           (4)           (4)
     Short-term borrowings, net                                                                     34            48
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Provided From Financing Activities                                                122           161
-------------------------------------------------------------------------------------------- ------------- --------------

Net Increase (Decrease) In Cash and Temporary Investments                                           25           (21)
Cash and Temporary Investments, January 1                                                           56            37
-------------------------------------------------------------------------------------------- ------------- --------------
Cash and Temporary Investments, June 30                                                            $81            $16
============================================================================================ ============= ==============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $4 and $7)                           $60            $84
                           - Income taxes                                                            -            45


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

       The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Basis of Accounting

     The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 2003, approximately $307 million and $124 million of regulatory assets and liabilities, respectively, as shown below.



                                                       June 30,   December 31,
Millions of dollars                                      2003         2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Accumulated deferred income taxes, net                    $86          $86
Under-collections - fuel adjustment clauses                24            50
Deferred environmental remediation costs                   12            18
Asset retirement obligation - nuclear decommissioning      51            -
Deferred non-conventional fuel tax benefits, net          (52)          (40)
Storm damage reserve                                      (34)          (32)
Franchise agreements                                       64            65
Other                                                      32            29
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Total                                                    $183         $176
===============================================================================

     Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

     Under-collections - fuel adjustment clauses represent amounts under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings.

     Deferred environmental remediation costs represent costs associated with the assessment and clean up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by the Company are being recovered through rates, and such costs, totaling approximately $12 million, are expected to be fully recovered by the end of 2005.

     Asset retirement obligation - nuclear decommissioning represents the regulatory asset associated with the legal obligation of decommissioning and dismantling V. C. Summer Nuclear Station (Summer Station) as required in SFAS 143, "Accounting for Asset Retirement Obligations." (See Note 1B).

     Deferred non-conventional fuel tax benefits represent the deferral of partnership losses and other expenses, offset by the accumulated deferred income tax credits associated with two of the Company's partnerships involved in converting coal to alternate fuel. Under a plan approved by the SCPSC, any tax credits generated from non-conventional fuel produced and consumed by the Company and ultimately passed through to the Company, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions.

         The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a ten-year period. The accumulated storm damage reserve can be applied to offset actual storm damage costs in excess of $2.5 million in a calendar year.

         Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over the next 15 years.

         The SCPSC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the SCPSC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially adversely affected.

B.       New Accounting Standards

         The Company adopted SFAS 143 effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. As of December 31, 2002, prior to the adoption of SFAS 143, the Company carried deferred debits and deferred credits each totaling approximately $87 million related to the decommissioning and dismantling of Summer Station and the funding thereof. Effective January 1, 2003, in connection with the measurement of the ARO upon the adoption of SFAS 143, the amounts reflected within these regulatory assets and liabilities were recharacterized.

     The following table presents such recharacterized amounts related to the decommissioning obligation and the funding thereof as recorded in the condensed consolidated balance sheet as of June 30, 2003, and the pro forma amounts that would have been recorded as of December 31, 2002 and 2001 had SFAS 143 been adopted at the beginning of 2001.

                                                 As of
                                   June 30,      December 31,    December 31,
Millions of dollars                  2003            2002            2001
-------------------
                                    Actual         Proforma        Proforma
Assets:
Within electric plant                  $40            $40            $40
Within accumulated depreciation        (13)            (13)          (12)
Assets held in trust (net) -
   nuclear decommissioning              36              39            35
Within other regulatory assets          51              45            42
                                  ------------- ----------------   -------
                                  ------------- ----------------   -------
     Total                           $114            $111           $105
                                  ============= ================   =======
                                  ============= ================   =======

Liabilities:
 Asset retirement obligation -
    nuclear plant decommissioning     $114            $111          $105
                                   ============ ==============  ===========

         Proforma net income (loss) for periods prior to the adoption of SFAS 143 would not differ from amounts actually recorded during these periods.

        In addition to the ARO for Summer Station, the Company believes that there is legal uncertainty as to the existence of environmental obligations associated with certain transmission and distribution properties. The Company believes that any ARO related to this type of property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

        The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

        The Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 150.

C.  Affiliated Transactions

     The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The company purchases all of its natural gas requirements from South Carolina Pipeline Corporation (SCPC). The Company had approximately $18.3 million and $29.6 million payable to SCPC for such gas purchases at June 30, 2003 and December 31, 2002, respectively. The Company purchases all of the electric generation of Williams Station, which is owned by South Carolina Generating Company (GENCO), under a unit power sales agreement. The Company had approximately $8.5 million and $9.0 million, payable to GENCO for unit power purchases at June 30, 2003 and December 31, 2002, respectively. Such unit power purchases, which are included in "Purchased power", amounted to approximately $20.9 million and $39.2 million for the three and six months ended June 30, 2003, respectively, and $27.9 million and $53.7 million for the three and six months ended June 30, 2002, respectively.

     The Company holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel. The Company had recorded as receivables from affiliated companies for these investments approximately $15.5 million and $8.5 million at June 30, 2003 and December 31, 2002, respectively. The Company had recorded as payables to affiliated companies for these investments approximately $13.2 million and $8.0 million at June 30, 2003 and December 31, 2002, respectively.

D.      Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. RATE AND OTHER REGULATORY MATTERS

        Electric

     In January 2003 the SCPSC issued an order granting the Company an increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for the Company's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        In May 2002 the SCPSC issued an order approving the Company's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

     In January 2003, in conjunction with the approval of the above retail rate increase, the SCPSC approved the Company's request to reduce the fuel component to 1.678 cents per KWh. This reduction was effective for service rendered on and after February 1, 2003. In April 2003 the SCPSC issued an order approving the Company's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of the Company's purchasing practices and recognized the efficiency of the Company's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the resolution of the above appeal to the Circuit Court of the SCPSC's May 2002 order.

        Gas

        The Company's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        The Company's cost of gas component in effect during the period January 1, 2002 through June 30, 2003 was as follows:

 Rate Per Therm   Effective Date          Rate Per Therm     Effective Date

      $.728       January-February 2003     $.596        January-October 2002
      $.928       March-June 2003           $.728        November-December 2002

        The SCPSC allows the Company to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been recorded in deferred debits. In October 2002, as a result of the annual review, the SCPSC reaffirmed the Company's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2005, of the balance remaining at June 30, 2003 of $12.3 million.

3. LONG-TERM DEBT

        On January 23, 2003 the Company issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

     On May 21, 2003 the Company issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. The Company used the net proceeds from the sale of these bonds and certain other Company funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

     In anticipation of the issuance of debt, the Company uses interest rate lock agreements to manage interest rate risk. Payments received or made upon termination of interest rate lock agreements are recorded within other deferred debits on the balance sheet and are amortized to interest expense over the term of the underlying debt. In connection with the issuance of First Mortgage Bonds in May 2003, the Company paid approximately $11.9 million upon the termination of a treasury lock agreeement.

4. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2003 approximately $42.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 11 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Commitments and Contingencies at June 30, 2003 include the following:

A.      Lake Murray Dam Reinforcement

        In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that the Company reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through June 30, 2003 totaled approximately $105 million.

B.      Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       The Price-Anderson Indemnification Act expired in August 2002, but is expected to renew with only modest changes in 2003. This has no impact on the Company at present due to the "grandfathered" status of existing licensees that are covered under the past act until such time as it is renewed.

       The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $15.8 million.

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

C.     Environmental

       The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate solely to regulated operations.

     At the Company, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $8.2 million at June 30, 2003. The deferral includes the estimated costs associated with the following matters.

       The Company owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed in 2003, with certain monitoring and retreatment activities continuing until 2007. As of June 30, 2003, the Company has spent approximately $18.7 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.2 million.

       The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. In addition, in March 2003 the Company signed a consent agreement with DHEC related to a site formerly owned by the Company. The site contained residue material that was moved from the Columbia MGP. The removal action for this site has been completed. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for the three owned sites will be completed before 2006. The Company has spent approximately $2.3 million related to all of these sites, and expects to spend an additional $5.7 million.

6. SEGMENT OF BUSINESS INFORMATION

     The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments; therefore, it is reflected as an adjustment to arrive at consolidated total assets. Intersegment revenues were not significant.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

      Three months ended
           June 30,                              2003                                     2002
------------------------------- ---------------------------------------- ----------------------------------------
------------------------------- ----------- ---------------- -----------
                                 External      Operating      Segment     External      Operating      Segment
                                 Revenue     Income (Loss)     Assets      Revenue    Income (Loss)    Assets
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------
                                                                         ------------ -------------- ------------

Electric Operations                $358           $93          $5,865       $350           $83         $5,306
Gas Distribution                     64             (5)           454         53             (4)           435
All Other                              -             -                -         -             -              4
Adjustments/Eliminations               -             -           (512)          -             -           (541)
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------
Consolidated Total                 $422           $88          $5,807       $403           $79         $5,204
=============================== =========== ================ =========== ============ ============== ============

       Six months ended
           June 30,                              2003                                     2002
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------
                                 External      Operating      Segment     External      Operating      Segment
                                 Revenue         Income        Assets      Revenue    Income (Loss)    Assets
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------

Electric Operations                $695          $174          $5,865         $654         $167         $5,306
Gas Distribution                    204             12             454        160            12            435
All Other                              -              -              -           -             -              4
Adjustments/Eliminations               -              -          (512)           -           (1)          (541)
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------
------------------------------- ----------- ---------------- ----------- ------------ -------------- ------------
Consolidated Total                 $899          $186            $5,807     $814          $178         $5,204
=============================== =========== ================ =========== ============ ============== ============


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
------------------------------------------------------------------------------


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 2002.

         Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) performance of SCANA Corporation's pension plan assets and the impact on SCE&G's results of operations, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the United States Securities and Exchange Commission (SEC). SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

     In South Carolina electric restructuring efforts remain stalled, and the state legislature adjourned for the year without considering electric restructuring legislation. At the federal level, energy legislation passed both houses of Congress in 2003, though significant differences exist between the House and Senate versions. Some of the more stringent provisions of this legislation, either currently included or expected to be debated in conference committee, would require that one percent of the electric energy sold by retail electric suppliers, beginning in 2005, escalating to ten percent by 2020, be generated from renewable energy resources. Renewable energy resources, as defined in the legislation, may exclude hydroelectric generation. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. SCE&G cannot predict whether such legislation will be enacted, and if it is, the conditions it would impose on utilities.

        In July 2002 the United States Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design
(SMD) which proposes sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and will attempt, in large measure, to standardize the national energy market. If implemented, the proposed rule may have a significant impact on SCE&G's access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. On April 28, 2003 FERC issued a "white paper" regarding SMD which describes how the final SMD rule will differ from the NOPR. SCE&G is currently evaluating FERC's actions to determine potential effects on SCE&G's operations. Additional directives from FERC are expected.

Gas Distribution

        Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, the other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect the price and impact SCE&G's ability to retain large commercial and industrial customers on a monthly basis.

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

        In January 2003 the Public Service Commission of South Carolina (SCPSC) issued an order granting SCE&G an increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the six months ended June 30, 2003 and 2002:

------------------------------------------------------------------------------------ ----------------------------
                                                                                          Six Months Ended
                                                                                              June 30,
Millions of dollars                                                                       2003          2002
------------------------------------------------------------------------------------ --------------- ------------

Net cash provided from operating activities                                               $215            $59
Net cash provided from financing activities                                                122            161
Funds used for investments                                                                   (8)            (3)
Cash and temporary cash investments available at the beginning of the period                 56            37

Funds used for utility property additions and construction expenditures, net of
   noncash allowance for funds used during construction                                   $(304)          $(238)

        SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended June 30, 2003 was 3.33.

CAPITAL TRANSACTIONS

        On January 23, 2003 SCE&G issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.


     On May 21, 2003 SCE&G issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. SCE&G used the net proceeds from the sale of these bonds and certain other SCE&G funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

CAPITAL PROJECTS

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in mid-2004, and SCG Pipeline, Inc., an affiliate, will transport natural gas to the facility.

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through June 30, 2003 totaled approximately $105 million.

        In 2002 SCE&G entered into an agreement with the South Carolina Transportation Infrastructure Bank (the Bank) and the South Carolina Department of Transportation (SCDOT) that allows SCE&G to borrow funds from the Bank to construct a roadbed for SCDOT in connection with the above Lake Murray dam remediation project. The loan agreement provides for interest-free borrowings for costs incurred not to exceed $59 million, with such borrowings being repaid over ten years from the initial borrowing. At June 30, 2003 SCE&G has not yet borrowed under the agreement.

Environmental Matters

        For information on environmental matters see Note 5C of Notes To Condensed Consolidated Financial Statements.

Other Matters

Nuclear Station License Extension

     In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042. At June 30, 2003 SCE&G had capitalized approximately $9 million related to the application process and expects to capitalize an additional $3 million. SCE&G expects the extension to be granted in mid-2004.

Off-Balance Sheet Arrangement

        During the formation of South Carolina Generating Company, Inc. (GENCO) (a wholly owned subsidiary of SCANA) in 1994, SCE&G's $36 million Berkeley County Pollution Control Facilities Revenue Bonds (Berkeley Bonds) were transferred to GENCO. SCANA is a guarantor of the Berkeley Bonds. In addition, holders of Berkeley Bonds may have recourse against SCE&G in the event of default by GENCO.

Synthetic Fuel

         SCE&G holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel, the use of which fuel qualifies for federal income tax credits. The aggregate investment in these partnerships as of June 30, 2003 is approximately $4 million, and through June 30, 2003, they have generated and passed through to SCE&G approximately $74 million in such tax credits.

     Under a plan approved by the SCPSC, any tax credits generated and ultimately passed through SCE&G from synfuel produced and consumed by SCE&G, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions. See Note 1A of Notes to Consolidated Financial Statements.

     On June 27, 2003 the Internal Revenue Service (IRS) announced that it is reviewing the scientific validity of certain test procedures and results that have been presented by other taxpayers as evidence that solid coal-based synthetic fuels have undergone a significant chemical change. Pending completion of this review, the IRS has suspended the issuance of Private Letter Rulings on the question of significant chemical change for requests that rely on the testing procedures and results being reviewed. After the IRS concludes its review, which may occur before the end of 2003, the IRS may seek to disallow synfuel tax credits retroactively, prospectively or both. Although one of the partnerships in which the Company owns an interest is currently under audit by the IRS, there have been no issues raised with respect to the validity of synthetic fuel tax credits. While the Company is not able to determine what conclusion the IRS will reach, to the extent the IRS disallows synfuel tax credits, there would not be a material adverse effect on the Company's financial position, results of operations or cash flows.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2002

Net Income

        Net income for the second quarter and year to date periods ended June 30, 2003 and 2002 was as follows:

-----------------------------------------------------------------------------------------------------
                                    Second Quarter                          Year to Date
Millions of dollars        2003       2002         Change            2003     2002       Change
-------------------------------- ---------- ------------------------------ -------- -----------------
                       --------- ---------- ---------- ---------

Net income              $39.9      $39.4      $0.5       1.3%     $87.0     $91.4   $(4.4)    (4.8%)
-------------------------------- ---------- ---------- ------------------- -------- ------- ---------

Second Quarter 2003 vs 2002
        Net income increased slightly due to higher electric margins of $20.8 million and higher gas margins of $0.4 million which were partially offset by higher operation and maintenance expense of $4.0 million, higher depreciation expense of $5.1 million, higher interest expense of $4.9 million, higher property taxes of $2.6 million and lower equity AFC of $1.6 million.

Year to Date 2003 vs 2002
       Net income decreased primarily due to higher operation and maintenance expense of $22.1 million, higher depreciation expense of $10.9 million, higher interest expense of $9.0 million, higher property taxes of $5.1 million and lower equity AFC of $3.5 million, which were partially offset by higher electric margins of $41.8 million and higher gas margins of $5.9 million.

Pension Income

     For the last several years, the market value of SCE&G's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for 2003 decreased significantly compared to corresponding periods in 2002 primarily as a result of declines in the value of investments through 2002. Pension income during these periods was recorded on SCE&G's financial statements as follows:

--------------------------------------------------------------------------- -------------------
                                                        Second Quarter         Year to Date
Millions of dollars                                     2003       2002       2003       2002
---------------------------------------------------------------- ---------- ---------- ---------
---------------------------------------------------------------- ---------- ---------- ---------

Income Statement Impact:
  (Increase) Decrease in employee benefit costs        $(0.8)      $3.1      $(1.4)       $6.5
  Increase in other income                                1.9        1.8        3.9        3.9
Balance Sheet Impact:
  (Increase) Decrease in capital expenditures           (0.2)       1.0        (0.4)       1.9
  (Increase) Decrease in amount due to Summer
     Station co-owner                                    (0.1)        0.3       (0.1)       0.6
---------------------------------------------------------------- ---------- ---------- ---------
---------------------------------------------------------------- ---------- ---------- ---------
Total Pension Income                                    $0.8       $6.2        $2.0     $12.9
================================================================ ========== ========== =========

Allowance for Funds Used During Construction (AFC)

     AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. The decrease in AFC for the three and six months ended June 30, 2003 is primarily the result of the completion of the Urquhart Station repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased construction expenditures related to the Jasper County Generating Station project in 2003 and the Lake Murray Dam project (see discussion at CAPITAL PROJECTS).

Dividends Declared

        SCE&G's Board of Directors has declared the following dividends on common stock held by SCANA during 2003:

  ------------------- ----------------- --------------------- -----------------
  Declaration Date    Amount            Quarter Ended         Payment Date
  ------------------- ----------------- --------------------- -----------------

  February 20, 2003   $35.3 million     March 31, 2003        April 1, 2003
  May 1, 2003         $36.5 million     June 30, 2003         July 1, 2003
  July 31, 2003       $37.0 million     September 30, 2003    October 31, 2003
  ----------------------- ----------------- --------------------- -------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company, Inc. Changes in the electric operations sales margins were as follows:

  ---------------------------------- -------------------------------------- -----------------------------------------
                                                Second Quarter                            Year to Date
  Millions of dollars                    2003      2002       Change             2003       2002        Change
  ---------------------------------- --------- --------- ------------------ ---------- ---------- -------------------
  ---------------------------------- --------- --------- ------- ---------- ---------- ---------- -------- ----------

  Operating Revenues                   $357.8    $349.6    $8.2     2.3%       $695.2     $653.9   $41.3      6.3%
  Less:  Fuel used in generation         70.8      75.2   (4.4)    (5.9%)       139.9      130.7    9.2       7.0%
            Purchased power              33.9      42.1   (8.2)   (19.5%)        65.3       75.0   (9.7)    (12.9%)
  ---------------------------------- --------- --------- ------- ---------- ---------- ---------- -------- ----------
  ---------------------------------- --------- --------- ------- ---------- ---------- ---------- -------- ----------
       Margin                          $253.1    $232.3   $20.8     9.0%       $490.0     $448.2   $41.8      9.3%
  ================================== ========= ========= ======= ========== ========== ========== ======== ==========

Second  Quarter 2003 vs 2002
     Margin increased by $20.4 million due to the increase in retail electric base rates approved in January 2003 and by customer growth of $7.4 million partially offset by less favorable weather of $7.9 million. Fuel used in generation and purchased power decreased due to milder weather that resulted in a 1.6% decline in total kilowatt-hour sales.

Year to Date 2003 vs 2002
     Margin increased by $30.1 million due to the increase in retail electric base rates approved in January 2003 and by $13.8 million due to customer growth and increased consumption partially offset by the effects of less favorable weather of $2.3 million. Fuel used in generation increased and purchased power decreased due to a planned outage at GENCO.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins were as follows:

  ---------------------------------- --------------------------------------- ----------------------------------------
                                                 Second Quarter                           Year to Date
  Millions of dollars                    2003      2002        Change            2003       2002        Change
  ---------------------------------- --------- --------- ------------------- --------- ---------- -------------------
  ---------------------------------- --------- --------- --------- --------- --------- ---------- -------- ----------

  Operating Revenues                    $63.9     $53.0     $10.9     20.6%    $204.0     $160.1   $43.9     27.4%
  Less:  Gas purchased for resale        50.1      39.6      10.5     26.5%     150.3      112.3   38.0      33.8%
  ---------------------------------- --------- --------- ---------                                --------
                                                                   --------- --------- ----------
  Margin                                $13.8     $13.4      $0.4      3.0%     $53.7      $47.8   $5.9      12.3%
  ================================== ========= ========= ========= ========= ========= ========== ======== ==========

Second Quarter 2003 vs 2002
         Margin increased primarily due to increased recovery of environmental remediation expenses (offset in operations and maintenance) of $0.3 million and customer growth and increased consumption of $1.3 million, partially offset by a decrease in industrial usage of $1.2 million due to an unfavorable competitive position of natural gas relative to alternate fuels.

Year to Date 2003 vs 2002
        Margin increased primarily due to customer growth and increased consumption of $1.3 million and recovery of environmental remediation expenses of $1.6 million (offset in operations and maintenance), partially offset by a decrease in industrial usage of $1.4 million due to an unfavorable competitive position of natural gas relative to alternate fuels.


Other Operating Expenses

        Changes in other operating expenses were as follows:

  ------------------------------------- -------------------------------------- -----------------------------------------
                                                   Second Quarter                            Year to Date
  Millions of dollars                        2003      2002       Change           2003    2002           Change
  ------------------------------------- ---------- --------- ----------------- --------- ---------- --------------------

  Other operation  and maintenance         $100.8     $96.8    $4.0      4.1%    $201.7    $179.6      $22.1  12.3%
  Depreciation and amortization              47.6      42.5     5.1     12.0%      94.9      84.0       10.9  13.0%
  Other taxes                                30.7      27.8     2.9     10.4%      60.6      54.3        6.3  11.6%
  ------------------------------------- ---------- --------- ------- --------- --------- ---------- --------- ----------
  ------------------------------------- ---------- --------- ------- --------- --------- ---------- --------- ----------
  Total                                    $179.1    $167.1   $12.0      7.2%    $357.2   $317.9       $39.3  12.4%
  ===================================== ========== ========= ======= ========= ========= ========== ========= ==========

Second Quarter 2003 vs 2002
     Other operation and maintenance expenses increased primarily due to reduced pension income of $3.9 million and increased labor and benefit costs of $1.1 million. Depreciation and amortization expense increased by $3.5 million due to normal net property additions and by $1.6 million due to the completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Year to Date 2003 vs 2002
     Other operation and maintenance expenses increased primarily due to reduced pension income of $7.9 million, increased labor and benefits costs of $4.0 million, increased healthcare cost of $4.2 million, increased environmental remediation costs of $1.6 million and increased other operating expenses for electric generation and transmission of $2.5 million. Depreciation and amortization expense increased by $6.7 million due to normal net property additions and by $4.2 million due to the completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Other Income

      Other income for second quarter and year to date 2003 vs 2002, including AFC, decreased primarily due to completion of the Urquhart Station Repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating Project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by the Jasper County Generation Station project and Lake Murray Dam Project.

Interest Expense

Second Quarter 2003 vs 2002
      Interest expense increased by $6.2 million due to increased long-term debt and by $1.3 million due to lower AFC. These increases were partially offset by $2.4 million due to lower interest rates.

Year to Date 2003 vs 2002
      Interest expense increased by $10.9 million due to increased long-term debt and by $2.8 million due to lower AFC. These increases were partially offset by $4.9 million due to lower interest rates.

Income Taxes

      Income taxes changed primarily as a result of changes in operating income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      All financial instruments held by SCE&G and described below are held for purposes other than trading.

      Interest rate risk - The table below provides information about long-term debt issued by SCE&G which is sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Fair values for debt represent quoted market prices.

As of June 30, 2003
Millions of dollars                                         Expected Maturity Date

                                                                                 There-                    Fair
Liabilities                      2003     2004     2005     2006      2007       after        Total        Value
------------------------------ --------- -------- -------- -------- --------- ------------- ---------- --------------
------------------------------ --------- -------- -------- -------- --------- ------------- ---------- --------------

Long-Term Debt:
Fixed Rate ($)                  145.8     138.4    188.4    169.1     38.2      1,430.6      2,110.5      2,086.1
Average Interest Rate (%)         6.29     7.44     7.35     8.49     6.74          6.22         6.60

      While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

Item 4.  Controls and Procedures

     As of June 30, 2003 an evaluation was performed under the supervision and with the participation of SCE&G's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of SCE&G's disclosure controls and procedures. Based on that evaluation, SCE&G's management, including the CEO and CFO, concluded that as of June 30, 2003 SCE&G's disclosure controls and procedures were effective. There has been no change in SCE&G's internal conrol over financial reporting during the quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect SCE&G's internal control over financial reporting.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION
























Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).


                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------------------ -------------------
                                                           June 30,         December 31,
Millions of dollars                                          2003               2002
------------------------------------------------------------------------ -------------------

Assets
Gas Utility Plant                                            $918                $895
Accumulated depreciation                                      (336)               (318)
Acquisition adjustment, net of accumulated amortization        210                 210
------------------------------------------------------------------------ -------------------
           Gas Utility Plant, Net                              792                   787
------------------------------------------------------------------------ -------------------

Nonutility Property and Investments, Net                        27                 28
------------------------------------------------------------------------ -------------------

Current Assets:
     Cash and temporary investments                               4                  1
     Restricted cash and temporary investments                    7                  7
     Receivables, net of allowance for uncollectible
        accounts of $2 and $2                                   48                  98
     Receivables-affiliated companies                           13                  14
     Inventories (at average cost):
        Stored gas                                              37                  38
        Materials and supplies                                    5                  6
     Prepayments                                                  1                  1
     Deferred income taxes, net                                   3                  3
------------------------------------------------------------------------ -------------------
           Total Current Assets                                118                 168
------------------------------------------------------------------------ -------------------

Deferred Debits:
     Due from affiliate-pension asset                           14                  14
     Regulatory assets                                          32                  20
     Other                                                        6                  7
------------------------------------------------------------------------ -------------------
            Total Deferred Debits                               52                  41
------------------------------------------------------------------------ -------------------
                Total                                        $989              $1,024
======================================================================== ===================
======================================================================== ===================

Capitalization and Liabilities
Capitalization:
     Common equity                                             503               $487
     Long-term debt, net                                       283                286
------------------------------------------------------------------------ -------------------
            Total Capitalization                               786                773
------------------------------------------------------------------------ -------------------

Current Liabilities:
     Short-term borrowings                                       -                 31
     Current portion of long-term debt                            8                  8
     Accounts payable                                           28                  44
     Accounts payable-affiliated companies                        8                  7
     Customer prepayments and deposits                            7                 12
     Taxes accrued                                                2                  5
     Interest accrued                                             5                  6
     Distributions/Dividends declared                             5                  5
     Other                                                      10                  11
------------------------------------------------------------------------ -------------------
            Total Current Liabilities                           73                   129
------------------------------------------------------------------------ -------------------

Deferred Credits:
      Deferred income taxes, net                                92                  91
      Deferred investment tax credits                             2                  2
      Due to affiliate-postretirement benefits                  16                  16
      Regulatory liabilities                                      9                  1
      Other                                                     11                  12
------------------------------------------------------------------------ -------------------
            Total Deferred Credits                             130                 122
------------------------------------------------------------------------ -------------------
                Total                                        $989              $1,024
======================================================================== ===================

See Notes to Condensed Consolidated Financial Statements.


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


----------------------------------------------------------------------------- ------------------------- -------------------------
                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
    Millions of dollars                                                          2003         2002         2003         2002
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------

    Operating Revenues                                                            $82          $49         $284         $183
    Cost of Gas                                                                    52           21           183           88
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------
        Gross Margin                                                               30           28           101           95
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------

    Operating Expenses:
       Operation and maintenance                                                   19           16            37           34
       Depreciation                                                                  9            9           17           17
       Other taxes                                                                   2            2            4            4
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------
           Total Operating Expenses                                                30           27            58           55
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------

    Operating Income                                                                -            1            43           40

    Other Income, Including Allowance for Equity Funds
        Used During Construction                                                    2            1              4           2
    Interest Charges, Net of Allowance for Borrowed Funds
        Used During Construction                                                    5            5            10           11
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------

    Income (Loss) Before Income Tax Expense (Benefit) and Cumulative
        Effect of Accounting Change                                                (3)          (3)           37           31
    Income Tax Expense (Benefit)                                                   (1)          (1)           14           12
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------

    Income (Loss) Before Cumulative Effect of Accounting Change                    (2)          (2)           23           19
    Cumulative Effect of Accounting Change, Net of Taxes                            -            -             -         (230)
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------
----------------------------------------------------------------------------- ------------ ------------ ------------ ------------

    Net Income (Loss)                                                            $(2)         $(2)          $23        $(211)
============================================================================= ============ ============ ============ ============

    See Notes to Condensed Consolidated Financial Statements.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


---------------------------------------------------------------------------------------------- -----------------------------
                                                                                                     Six Months Ended
                                                                                                         June 30,
Millions of dollars                                                                                 2003           2002
---------------------------------------------------------------------------------------------- --------------- -------------


Cash Flows From Operating Activities:
   Net income (loss)                                                                                $23            $(211)
   Adjustments to reconcile net income to net cash provided from operating activities:
         Cumulative effect of accounting change, net of taxes                                          -             230
         Depreciation                                                                                18                19
         Allowance for funds used during construction                                                  (1)               -
         Over (under) collection, gas cost adjustment clause                                          (4)            (15)
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                                                   51              43
            (Increase) decrease in inventories                                                         2              13
            Increase (decrease) in accounts payable and advances                                     (15)            (26)
            Increase (decrease) in deferred income taxes, net                                          1                1
            Increase (decrease) in taxes accrued                                                      (3)             (4)
         Changes in other assets                                                                       2                1
         Changes in other liabilities                                                                 (6)               3
---------------------------------------------------------------------------------------------- --------------- -------------
Net Cash Provided From Operating Activities                                                          68               54
---------------------------------------------------------------------------------------------- --------------- -------------

Cash Flows From Investing Activities:
   Construction expenditures                                                                        (22)             (24)
   Nonutility and other                                                                              (1)                -
---------------------------------------------------------------------------------------------- --------------- -------------
Net Cash Used For Investing Activities                                                             ( 23)             (24)
---------------------------------------------------------------------------------------------- --------------- -------------

Cash Flows From Financing Activities:
  Repayment of short-term borrowings, net                                                           (31)                -
  Capital contributions from parent                                                                   2                1
  Retirement of long-term debt                                                                       (3)                -
  Distributions/Dividend payments                                                                   (10)              (5)
---------------------------------------------------------------------------------------------- --------------- -------------
Net Cash Used For Financing Activities                                                              (42)              (4)
---------------------------------------------------------------------------------------------- --------------- -------------

Net Increase In Cash and Temporary Investments                                                         3              26
Cash and Temporary Investments, January 1                                                              1              18
---------------------------------------------------------------------------------------------- --------------- -------------
Cash and Temporary Investments, June 30                                                              $4             $44
============================================================================================== =============== =============

 Supplemental Cash Flow Information:
 Cash paid for - Interest (net of capitalized interest of $0.6 and $0.5)                              $9              $9
                        - Income taxes                                                               17               16


See Notes to Condensed Consolidated Financial Statements.






                                PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                     (Unaudited)

------------------------------------------------------------------- -------------------------- ------------------------
                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                  June 30,
Millions of dollars                                                     2003         2002         2003        2002
------------------------------------------------------------------- ------------- ------------ ----------- ------------
------------------------------------------------------------------- ------------- ------------ ----------- ------------

Net Income (Loss)                                                       $(2)         $(2)         $23        $(211)

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on hedging activities                          -            -            -            -
------------------------------------------------------------------- ------------- ------------ ----------- ------------
------------------------------------------------------------------- ------------- ------------ ----------- ------------
Total Comprehensive Income (Loss) (1)                                   $(2)         $(2)         $23        $(211)
=================================================================== ============= ============ =========== ============


(1) Accumulated other comprehensive income (loss) of the Company totaled $(1.3) million and $(1.3) million as of June 30, 2003 and December 31, 2002, respectively.


See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of June 30, 2003 approximately $32 million and $9 million of regulatory assets and liabilities, respectively, as shown below.

                                                    June 30,      December 31,
Millions of dollars                                   2003            2002
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Excess deferred income taxes                            $-             $(1)
Under-collections-gas cost adjustment clause            14              11
Deferred environmental remediation costs                 9               9
-------------------------------------------------------------------------------
Total                                                  $23             $19
===============================================================================

     Excess deferred income taxes represent deferred income taxes recorded in prior years at a rate higher than the current statutory rate. Pursuant to a North Carolina Utilities Commission (NCUC) order, the Company is required to refund these amounts to customers through a rate decrement.

     Under-collections-gas cost adjustment clause represents amounts under-collected from customers pursuant to the Company's Rider D mechanism approved by the NCUC. This mechanism allows the Company to recover all prudently incurred gas costs.

     Deferred environmental remediation costs represents costs associated with the assessment and cleanup of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Management believes that all MGP cleanup costs will be recoverable through gas rates. A portion of the costs incurred are being recovered through rates, and management believes the remaining costs of approximately $7.6 million will be recoverable in the future. Amounts incurred to date that have not been recovered through gas rates are approximately $1.3 million. (See Note 5.)

     The NCUC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially adversely affected.


B.   New Accounting Standards

     The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In connection with this implementation, the Company performed a valuation analysis of its acquisition adjustment using an independent appraisal. The analysis indicated that the carrying amount of the acquisition adjustment exceeded its fair value by approximately $230 million. The resulting impairment charge is reflected on the Condensed Consolidated Statement of Operations as the cumulative effect of an accounting change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. The Company performed an annual evaluation as of January 1, 2003 and no further impairment was indicated.

     The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. The Company believes that any ARO related to the Company's property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

     The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

     The Company adopted SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

     SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 is not expected to have a material impact on the Company's results of operations, cash flows or financial position.

     SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 150.

C.   Reclassifications

     Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. ACCOUNTING CHANGE

     As a result of the January 1, 2002 adoption of SFAS 142, the Company recorded a $230 million impairment charge related to the acquisition adjustment which had been recorded in connection with its acquisition by SCANA Corporation. The charge is reflected on the Condensed Consolidated Statements of Operations as the cumulative effect of an accounting change. See additional information at
Note 1B.

3. RATE AND OTHER REGULATORY MATTERS

         The Company's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. The Company revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews the Company's gas purchasing practices annually.

         The Company's benchmark cost of gas in effect during the period January 1, 2002 through June 30, 2003 was as follows:

 Rate Per Therm  Effective Date         Rate Per Therm   Effective Date

      $.460      January-February 2003       $.300       January 2002
      $.595      March 2003                  $.215       February-June 2002
      $.725      April-June 2003             $.350       July-October 2002
                                             $.410       November-December 2002

     On April 24, 2003 the NCUC issued an order in the Company's 2002 Annual Prudence Review. The NCUC determined that the Company's gas costs during the 12-month review period ended March 31, 2002 were reasonable and prudently incurred. The NCUC also authorized new temporary rate decrements to refund certain balances in deferred accounts.

     On June 2, 2003 the Company filed testimony in the 2003 Annual Prudence Review related to the 12 months ended March 31, 2003. The NCUC will hold a hearing on August 12, 2003 to review the Company's filing.

         A state expansion fund, established by the North Carolina General Assembly and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved the Company's requests for disbursement of up to $28.4 million from the Company's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County and Jackson County portions of the project were completed in 2002, and the Swain County portion is expected to be completed in the spring of 2004. Through June 30, 2003 approximately $20 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of the Company. As specified in the order, the Company agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

4. FINANCIAL INSTRUMENTS

          SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income, depending upon the intended use of the derivative and the resulting designation. The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

     On January 2, 2003 the Company filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. The program and any related transactions will be addressed in the August 2003 Annual Prudence Review with the NCUC. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration. As of June 30, 2003 the Company had deferred a net gain of approximately $625 thousand.

         The Company uses interest rate swap agreements to manage interest rate risk. These swap agreements provide for the Company to pay variable rate and receive fixed rate interest payments and are designated as fair value hedges of certain debt instruments. The Company may terminate a swap agreement and may replace it with a new swap also designated as a fair value hedge.

     Payments received upon termination of a swap are recorded as basis adjustments to long-term debt and are amortized as reductions to interest expense over the term of the underlying debt. The fair value of interest rate swaps is recorded within other deferred debits on the balance sheet. The resulting credits serve to reflect the hedged long-term debt at its fair value. Periodic receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

         At June 30, 2003 the estimated fair value of the Company's swaps totaled $3.3 million related to combined notional amounts of $37.4 million.

5. COMMITMENTS AND CONTINGENCIES

         The Company is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. The Company's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. The Company has recorded a liability and associated regulatory asset of $7.6 million, which reflects the estimated remaining liability at June 30, 2003. Amounts incurred to date that have not been recovered through gas rates are approximately $1.3 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

6. SEGMENT OF BUSINESS INFORMATION

         Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues between Gas Distribution and nonreportable segments were not significant.

                                                             Disclosure of Reportable Segments
                                                                   (Millions of dollars)

       Three Months Ended
            June 30,                                2003                                        2002
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
                                   External       Operating       Segment       External      Operating      Segment
                                   Revenue         Income          Assets       Revenue        Income         Assets
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------

  Gas Distribution                   $82              -             $977          $49             $1          $1,170
  All Other                             -            n/a               28            -           n/a               28
  Adjustments/Eliminations              -             -               (16)           -             -                 3
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
  Consolidated Total                 $82              -             $989          $49            $1           $1,201
  ============================== ============= ================ ============= ============= ============== =============

        Six Months Ended
            June 30,                                2003                                        2002
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
                                   External       Operating       Segment       External      Operating      Segment
                                   Revenue         Income          Assets       Revenue        Income         Assets
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------

  Gas Distribution                   $284            $43            $977          $183           $40          $1,170
  All Other                              -           n/a               28             -          n/a               28
  Adjustments/Eliminations               -              -             (16)            -            -                3
  ------------------------------ ------------- ---------------- ------------- ------------- -------------- -------------
  Consolidated Total                 $284            $43            $989          $183           $40          $1,201
  ============================== ============= ================ ============= ============= ============== =============



Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC Energy) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC Energy's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC Energy's accounting policies, (8) weather conditions, especially in areas served by PSNC Energy, (9) performance of SCANA Corporation's pension plan assets and the impact on PSNC Energy's results of operations, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in PSNC Energy's periodic reports filed with the United States Securities and Exchange Commission (SEC). PSNC Energy disclaims any obligation to update any forward-looking statements.

Net Income (Loss) and Distributions/Dividends

        Net income (loss) for the six months ended June 30, 2003 and 2002 was as follows:

-----------------------------------------------------------------------------
                                                        Six Months Ended
                                                            June 30,
Millions of dollars                                    2003         2002
---------------------------------------------------------------- ------------

Net income (loss)                                      $22.6      $(210.4)
Less: Cumulative effect of accounting change                 -      (229.6)
---------------------------------------------------------------- ------------
---------------------------------------------------------------- ------------
Income before cumulative effect of accounting change   $22.6         $19.2
================================================================ ============

        Income before cumulative effect of accounting change increased approximately $3.4 million primarily due to increased margin of $6.8 million and other income of $2.1 million which were partially offset by higher operating expenses of $3.5 million and higher income taxes of $2.4 million.

        In connection with the implementation of SFAS 142, PSNC Energy performed a valuation analysis of its acquisition adjustment using an independent appraisal. The analysis indicated that the carrying amount of the acquisition adjustment exceeded its fair value by $230 million. As a result, PSNC Energy recorded an impairment charge of $230 million effective January 1, 2002. The charge is presented on the Condensed Consolidated Statements of Operations as the Cumulative Effect of an Accounting Change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. PSNC Energy performed an annual evaluation as of January 1, 2003 and no further impairment was indicated.

        The nature of PSNC Energy's business is seasonal. The quarters ending June 30 and September 30 are generally PSNC Energy's least profitable quarters due to decreased demand for natural gas related to space heating requirements.

         PSNC Energy's Board of Directors has authorized the following distributions/dividends on common stock held by SCANA during 2003:

--------------------- ---------------- ---------------------- ------------------
Declaration Date      Amount           Quarter Ended          Payment Date
--------------------- ---------------- ---------------------- ------------------
--------------------- ---------------- ---------------------- ------------------

February 20, 2003     $4.5 million     March 31, 2003         April 1, 2003
May 1, 2003           $4.5 million     June 30, 2003          July 1, 2003
July 31, 2003         $4.0 million     September 30, 2003     October 1, 2003
--------------------- ---------------- ---------------------- ------------------

Gas Distribution

         Gas distribution is comprised of the local distribution operations of PSNC Energy. Changes in the gas distribution sales margins were as follows:

  ------------------------ -----------------------------------------
                                       Six Months Ended
                                           June 30,
  Millions of dollars        2003     2002           Change
  ------------------------ --------- -------- ----------------------
  ------------------------                                ----------

  Operating revenues        $284.9   $183.4     $101.5       55.3%
  Less:  Cost of gas         183.4                 94.7     106.8%
                                      88.7
  ------------------------ --------- -------- -----------
  Gross margin              $101.5     $94.7       $6.8       7.2%
  ======================== ========= ======== =========== ==========

     Gas distribution sales margin for the six months ended June 30, 2003 increased primarily due to weather that was 13% colder than in 2002 and due to customer growth of approximately 2.8%. Revenues and cost of gas increased as a result of higher commodity natural gas prices.

Operation and Maintenance Expenses

         Operation and maintenance expenses increased $3.5 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to increased labor and benefits costs of $1.3 million, increased outside labor and general business expenses of $0.9 million, increased bad debt expense of $0.6 million and the impact of reduced pension income of $0.6 million.

Other Income

         Other income increased $2.1 million compared to the same period in 2002 primarily due to income from secondary market activities, such as off-system gas sales and pipeline capacity release, and an increase in interest income on amounts under-collected from customers through the operation of the Rider D mechanism. This mechanism allows PSNC Energy to recover all prudently incurred gas costs.

Income Taxes

         Income taxes changed primarily as a result of changes in operating and other income.

Capital Expansion Program and Liquidity Matters

         PSNC Energy's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC Energy's 2003 construction budget is approximately $46.7 million, compared to actual construction expenditures for 2002 of $47.8 million. PSNC Energy's ratio of earnings to fixed charges for the 12 months ended June 30, 2003 was 2.95.

         At June 30, 2003 PSNC Energy had no outstanding short-term borrowings and had unused lines of credit of $125 million.

Item 4.  Controls and Procedures

     As of June 30, 2003 an evaluation was performed under the supervision and with the participation of PSNC Energy's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of PSNC Energy's disclosure controls and procedures. Based on that evaluation, PSNC Energy's management, including the CEO and CFO, concluded that as of June 30, 2003 PSNC Energy's disclosure controls and procedures were effective. There has been no change in PSNC Energy's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect PSNC Energy's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         The following Legal Proceedings were pending at June 30, 2003. These proceedings affect SCANA Corporation and its subsidiaries (the Company) and, to the extent indicated, they also affect SCE&G or PSNC Energy.

         Rate and Other Regulatory Matters

         In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

     In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the resolution of the above appeal to the Circuit Court of the SCPSC's May 2002 order.

         On January 2, 2003 PSNC Energy filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. The program and any related transactions will be addressed in the August 2003 Annual Prudence Review with the NCUC. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration.

     On June 2, 2003 PSNC Energy filed testimony in the 2003 Annual Prudence Review related to the 12 months ended March 31, 2003. The NCUC will hold a hearing on August 12, 2003 to review PSNC Energy's filing.

         Lake Murray Dam Reinforcement

         In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $275 million and be completed in 2005. Costs incurred through June 30, 2003 totaled approximately $105 million.

         Environmental

         SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed in 2003, with certain monitoring and retreatment activities continuing until 2007. As of June 30, 2003, SCE&G has spent approximately $18.7 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.2 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. In addition, in March 2003 SCE&G signed a consent agreement with DHEC related to a site formerly owned by SCE&G. The site contained residue material that was moved from an MGP site. The removal action for this site has been completed. SCE&G anticipates that major remediation activities for the three owned sites will be completed before 2006. SCE&G has spent approximately $2.3 million related to all of these sites, and expects to spend an additional $5.7 million.

     PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties.

     PSNC Energy has recorded a liability and associated regulatory asset of $7.6 million, which reflects the estimated remaining liability at June 30, 2003. Amounts incurred to date that have not been recovered through gas rates are approximately $1.3 million. Management believes that all MGP cleanup costs incurred by PSNC Energy will be recoverable through gas rates.

         Pending or Threatened Litigation

         In 1999 an unsuccessful bidder for the purchase of propane gas assets of a subsidiary of the Company filed suit against SCANA in South Carolina Circuit Court seeking unspecified damages. The suit alleges the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. The Company is confident in its position and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this issue will have a material adverse impact on its results of operations, cash flows or financial position.

     In 2001 a subsidiary of the Company entered into, in the ordinary course of business, a 15 year take-and-pay contract with an unaffiliated natural gas supplier to purchase 190,000 DT of natural gas per day beginning in the spring of 2004. In December 2002, as a result of the failure of the supplier and its guarantor to meet contractual obligations related to credit support provisions, the subsidiary terminated the contract. A hearing under the binding arbitration provisions of the contract is scheduled for September 2003. In initial pleadings for the hearing, the supplier has demanded payment of at least $134 million in damages from the subsidiary; conversely, the subsidiary demanded payment of no less than $154 million in damages from the supplier. The Company is confident of the propriety of its actions, and the Company will vigorously pursue its position in the arbitration proceedings. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

         The Company, SCE&G and PSNC Energy are also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

Item 2, 3, and 5 are not applicable.

     Item 4. Submission of Matters to a Vote of Security-Holders (not applicable for South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated)

          The Annual Meeting of Shareholders of SCANA Corporation Common Stock (No Par Value) was held on May 1, 2003. The following matters were voted upon at the meeting.

         1. To elect four Class III Directors for the terms specified in the Proxy Statement.

                          Number of Voting    Number of Shares         Total
                           Shares Voting          Voting to           Shares
              Nominee           For          Withhold Authority        Voted

    James A. Bennett         91,305,994            2,798,210        94,104,204
    William C. Burkhardt     92,802,195            1,302,009        94,104,204
    Lynne M. Miller          92,824,202            1,280,002        94,104,204
    Maceo K. Sloan           92,704,078            1,400,126        94,104,204

         2. To approve the appointment of Deloitte & Touche LLP as independent accountants for the Corporation.

                                Number of Shares

                          FOR                               90,601,340
                          AGAINST                            3,035,804
                          ABSTAIN                              467,060
                                                               -------
                          TOTAL                              94,104,204



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

         B. Reports on Form 8-K during the second quarter 2003 were as follows:

                SCANA Corporation:
                Date of report:   April 25, 2003
                Items reported:  Items 7 and 9 (Item 12 disclosure)

                South Carolina Electric & Gas Company:
                Date of report:   April 25, 2003
                Items reported:  Items 7 and 9 (Item 12 disclosure)

                Date of report:  May 16, 2003
                Item reported:   Items 5 and 7

                Public Service Company of North Carolina, Incorporated:
                Date of report:  April 25, 2003
                Item reported:   Items 7 and 9 (Item 12 disclosure)

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SCANA CORPORATION
                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                  (Registrants)




August 8, 2003                       By   s/James E. Swan, IV
                                          -------------------------------------
                                          James E. Swan, IV
                                          Controller
                                          (Principal accounting officer)



                                  EXHIBIT INDEX

Exhibit          Applicable to Form 10-Q of
No.              SCANA      SCE&G    PSNC      Description
                                      Energy

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

3.01               X                           Restated Articles of Incorporation of SCANA as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145)

3.02               X                           Articles of Amendment of SCANA, dated April 27, 1995 (Filed as Exhibit   4-B to
                                               Registration Statement No. 33-62421)

3.03                          X                Restated Articles of Incorporation of SCE&G, as adopted on May 3, 2001 (Filed as
                                               Exhibit 3.01 to Registration Statement No. 333-65460)

3.04                          X                Articles of Amendment of SCE&G dated as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act filings as set forth below

                                               May 22, 2001         Exhibit 3.02    to Registration No. 333-65460
                                               June 14, 2001        Exhibit 3.04    to Registration No. 333-65460
                                               March 13, 2002       Exhibit 3.06    to Registration No. 333-101449
                                               May 9, 2002          Exhibit 3.07    to Registration No. 333-101449
                                               June 4, 2002         Exhibit 3.08    to Registration No. 333-101449
                                               August 12, 2002      Exhibit 3.09    to Registration No. 333-101449
                                               August 30, 2002      Exhibit 3.05    to Registration No. 333-101449
                                               March 13, 2003       Exhibit 3.05    to Form 10-Q filed March 31, 2003

3.05                          X                Articles of Amendment of SCE&G dated May 22, 2003 (Filed herewith)

3.06                          X                Articles of Amendment of SCE&G, dated June 18, 2003 (Filed herewith)

3.07                          X                Articles of Correction of SCE&G dated June 1, 2001 (Filed as Exhibit 3.03 to
                                               Registration Statement No. 333-65460)

3.08                                    X      Articles of Incorporation of PSNC Energy (formerly New Sub II, Inc.) dated
                                               February 12, 1999 (Filed as Exhibit 3.01 to Registration Statement No. 333-45206)

3.09                                    X      Articles of Amendment of PSNC Energy as adopted on
                                               February 10, 2000 (Filed as Exhibit 3.02 to Registration Statement No. 333-45206)

3.10                                    X      Articles of Correction of PSNC Energy dated February 11, 2000 (Filed as Exhibit
                                               3.03 to Registration Statement  No. 333-45206)

3.11               X                           By-Laws of SCANA as revised and amended on December 13, 2000 (Filed  as Exhibit
                                               3.01 to Registration Statement No. 333-68266)

3.12                          X                By-Laws of SCE&G as amended and adopted on  February 22, 2001  (Filed as Exhibit
                                               3.05 to Registration Statement No. 333-65460)



Exhibit          Applicable to Form 10-Q of
No.              SCANA      SCE&G    PSNC      Description
                                      Energy

3.13                                    X      By-Laws of PSNC Energy as revised and amended on
                                               February 22, 2001 (Filed as Exhibit 3.01 to Registration Statement No.
                                               333-68516)

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



Exhibit          Applicable to Form 10-Q of
No.              SCANA      SCE&G    PSNC      Description
                                      Energy

                                               February 1, 1978            Exhibit 4-C         to Registration No. 33-38580
                                               June 1, 1978                Exhibit 2-A-3       to Registration No. 2-61653
                                               April 1, 1979               Exhibit 4-C         to Registration No. 33-38580
                                               June 1, 1979                Exhibit 2-A-3       to Registration No. 33-38580
                                               April 1, 1980               Exhibit 4-C         to Registration No. 33-38580
                                               June 1, 1980                Exhibit 4-C         to Registration No. 33-38580
                                               December 1, 1980            Exhibit 4-C         to Registration No. 33-38580
                                               April 1, 1981               Exhibit 4-D         to Registration No. 33-49421
                                               June 1, 1981                Exhibit 4-D         to Registration No. 2-73321
                                               March 1, 1982               Exhibit 4-D         to Registration No. 33-49421
                                               April 15, 1982              Exhibit 4-D         to Registration No. 33-49421
                                               May 1, 1982                 Exhibit 4-D         to Registration No. 33-49421
                                               December 1, 1984            Exhibit 4-D         to Registration No. 33-49421
                                               December 1, 1985            Exhibit 4-D         to Registration No. 33-49421
                                               June 1, 1986                Exhibit 4-D         to Registration No. 33-49421
                                               September 1, 1987           Exhibit 4-D         to Registration No. 33-49421
                                               January 1, 1989             Exhibit 4-D         to Registration No. 33-49421
                                               January 1, 1991             Exhibit 4-D         to Registration No. 33-49421
                                               July 15, 1991               Exhibit 4-D         to Registration No. 33-49421
                                               August 15, 1991             Exhibit 4-D         to Registration No. 33-49421
                                               April 1, 1993               Exhibit 4-E         to Registration No. 33-49421
                                               July 1, 1993                Exhibit 4-D         to Registration No. 33-57955




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

4.09               X                    X      Indenture dated as of January 1, 1996 between PSNC Energy and First Union
                                               National Bank of North Carolina, as Trustee (Filed as Exhibit 4.08 to
                                               Registration Statement No. 333-45206)

4.10               X                    X      First through Fourth Supplemental Indentures to Indenture referred to in Exhibit
                                               4.09 dated as of the dates indicated below and filed as exhibits to the Registration
                                               Statements whose file numbers are set forth below

                                               January 1, 1996          Exhibit 4.09        to Registration No. 333-45206
                                               December 15, 1996        Exhibit 4.10        to Registration No. 333-45206
                                               February 10, 2000        Exhibit 4.11        to Registration No. 333-45206
                                               February 12, 2001        Exhibit 4.05        to Registration No. 333-68516






Exhibit         Applicable to Form 10-Q of
No.            SCANA       SCE&G     PSNC      Description
                                      Energy

4.11                                    X      PSNC Energy $150 million medium-term note issued February 16, 2002 (Filed as
                                               Exhibit 4.06 to Registration Statement No. 333-68516)

*10.01           X                             SCANA Executive Deferred Compensation Plan as amended February 20, 2003 (Filed herewith)

*10.02           X                             SCANA Supplemental Executive
                                               Retirement Plan as amended July
                                               1, 2001 (Filed as Exhibit 10.02
                                               to Form 10-Q for the quarter
                                               ended September 30, 2001)

*10.03                                         SCANA Key Executive Severance
                 X                             Benefits Plan as amended July 1,
                                               2001 (Filed as Exhibit 10.03 to
                                               Form 10-Q for the quarter ended
                                               September 30, 2001)

*10.04           X                             SCANA Supplementary Key
                                               Executive Severance Benefits Plan
                                               as amended July 1, 2001 (Filed as
                                               Exhibit 10.03a to Form 10-Q for
                                               the quarter ended September 30,
                                               2001)

*10.05           X                             SCANA Long-Term Equity Compensation Plan dated January 2000 filed as Exhibit 4.04 to Registration Statement No. 333-37398)

*10.06           X                             Request for Action by the SCANA Long-Term Equity Compensation Plan Committee of the
                                               Board dated August 1, 2002 (Filed herewith)

*10.07           X                             Description of SCANA Whole Life
                                               Option (Filed as Exhibit 10-F to
                                               Form 10-K for the year ended
                                               December 31, 1991, under cover of
                                               Form SE, File No. 1-8809)

*10.08           X                             Description of SCANA
                                               Corporation Executive Annual
                                               Incentive Plan (Filed as Exhibit
                                               10-G to Form 10-K for the year
                                               ended December 31, 1991, under
                                               cover of Form SE, File No.
                                               1-8809)

*10.09           X                             SCANA Corporation Director
                                               Compensation and Deferral Plan
                                               effective January 1, 2001 (Filed
                                               herewith)

10.10                                   X      Operating Agreement of Pine Needle LNG Company, LLC dated August 8, 1995  (Filed as Exhibit 10.01 to Registration Statement No. 333-45206)

10.11                                   X      Amendment to Operating Agreement of Pine Needle LNG Company, LLC dated October 1,
                                               1995 (Filed as Exhibit 10.02 to Registration Statement No. 333-45206)

10.12                                   X      Amended Operating Agreement of Cardinal Extension Company, LLC dated December 19,
                                               1996 (Filed as Exhibit 10.03 to Registration Statement No.
                                               333-45206)

10.13                                   X      Amended Construction, Operation and Maintenance Agreement by and between Cardinal
                                               Operating Company and Cardinal Extension Company, LLC dated December 19, 1996
                                               (Filed as Exhibit 10.04 to Registration Statement No.
                                               333-45206)

10.14                                   X      Form of Severance Agreement between PSNC Energy and its Executive Officers (Filed as Exhibit 10.05 to Registration Statement No. 333-45206)







Exhibit         Applicable to Form 10-Q of
No.            SCANA       SCE&G     PSNC      Description
                                      Energy

10.15                                   X      Service Agreement between PSNC Energy and SCANA Services, Inc., effective April
                                               1, 2000 (Filed as Exhibit 10.06 to Registration Statement No. 333-45206)

10.16                        X                 Service Agreement between SCE&G and SCANA Services, Inc., effective April 1, 2002
                                               (Filed as Exhibit 10.01 to Registration Statement No. 333-101449)

31.1             X                             Certification of Principal Executive Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.2             X                             Certification of Principal Financial Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.3                         X                 Certification of Principal Executive Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.4                         X                 Certification of Principal Financial Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.5                                    X      Certification of Principal Executive Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.6                                    X      Certification of Principal Financial Officer Required by Rule 13a-14 (Filed
                                               herewith)

32.1             X                             Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
                                               (Filed herewith)

32.2             X                             Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
                                               (Filed herewith)

32.3                         X                 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
                                               (Filed herewith)

32.4                         X                 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
                                               (Filed herewith)

32.5                                    X      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
                                               (Filed herewith)

32.6                                    X      Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
                                               (Filed herewith)


* Management Contract or Compensatory Plan or Arrangement